Form 10-Q
period 2008-12-31
Buyrite Club Corp.
filed 2009-02-04
CIK 1449001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended December 31, 2008
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 333-154931
                       ----------

                               Buyrite Club Corp.
                               ------------------
             (Exact name of registrant as specified in its charter)

             Florida                                       26-3290093
             -------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

5100 West Copans Road Ste 810 Margate, Florida                33063
----------------------------------------------             ----------
(Address of principal executive offices)                   (Zip Code)

                                 (954) 599-3672
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 shares as of February 6, 2009.

                               BUYRITE CLUB CORP.
                                    FORM 10-Q
                         Quarter Ended December 31, 2008

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements ...........................................   3

      Condensed Balance Sheets
      December 31, 2008 (Unaudited) and September 30, 2008 .................   3

      Condensed Statements of Operations (Unaudited)
      For the Three Months ended December 31, 2008..........................   4

      Statement of Stockholders Equity
      For the Period August 31, 2008 through December 31, 2008 .............   5

      Condensed Statements of Cash Flows (Unaudited)
      For the Three Months Ended December 31, 2008 .........................   6

      Notes to the Condensed Financial Statements (Unaudited) ..............   7

   Item 2 - Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations ..................   8

   Item 4 - Controls and Procedures ........................................  10

PART II - OTHER INFORMATION

   Item 6 - Exhibits .......................................................  12

Signatures .................................................................  13

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the period ended December 31, 2008, prepared by the company, immediately follow.

                               BUYRITE CLUB CORP.
                         (A development stage company)
                            CONDENSED BALANCE SHEETS

                                                    (UNAUDITED)      (AUDITED)
                                                    December 31,   September 30,
                                                        2008           2008
                                                    ------------   -------------
                      ASSETS

Current assets
   Cash and cash equivalents .....................    $     0         $     0
Total current assets .............................          0               0

   Intellectual Assets, Net ......................      8,250           9,000
                                                      -------         -------
Total assets .....................................    $ 8,250         $ 9,000
                                                      =======         =======

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Accounts payable ..............................    $ 1,313         $     0
   Accrued Expenses ..............................      1,000               0
   Loans to related parties ......................      5,400             400
                                                      -------         -------
Total current liabilities ........................      7,713             400
                                                      -------         -------
Stockholders' equity (deficit)
   Common stock: par value $.001; 100,000,000
     shares authorized; 9,000,000 shares issued,
     as of September 30,2008 and December 31, 2008      9,000           9,000
   Additional paid in capital ....................          0               0
   Accumulated deficit during development stage ..     (8,463)           (400)
                                                      -------         -------
Total stockholders' equity .......................        537           8,600
                                                      -------         -------

Total liabilities and stockholders' deficiency ...    $ 8,250         $ 9,000
                                                      =======         =======

   The accompanying notes are an integral part of these financial statements.

                                              BUYRITE CLUB CORP.
                                         (A development stage company)
                                  CONDENSED STATEMENTS OF OPERATIONS For the
                               Period August 31, 2008 through December 31, 2008
                                                  (UNAUDITED)
                                                                         For the period       From inception
                                                    For the three       August 31, 2008      (August 31, 2008)
                                                     months ended           through               through
                                                  December 31, 2008    September 31, 2008    December 31, 2008
                                                      (unaudited)          (audited)            (unaudited)
                                                  -----------------    ------------------    -----------------
REVENUES
   Sales ......................................      $         0          $         0           $         0
   Cost of Sales ..............................                0                    0                     0
   Gross Profit ...............................                0                    0                     0

OPERATING EXPENSES
   Legal and Accounting .......................            6,813                    0                 6,813
   Administrative and General .................              500                  400                   900
   Depreciation and Amortization ..............              750                    0                   750

TOTAL OPERATING EXPENSES ......................            8,063                  400                 8,463

LOSS FROM OPERATIONS ..........................           (8,063)                (400)               (8,463)

OTHER INCOME ..................................                0                    0                     0
   TOTAL OTHER INCOME .........................                0                    0                     0

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES           (8,063)                (400)               (8,463)

PROVISION FOR INCOME TAXES ....................                0                    0                     0

NET INCOME (LOSS) .............................      $    (8,063)         $      (400)          $    (8,463)

BASIC AND DILUTED NET LOSS PER SHARE ..........            (.008)                  (0)                (.008)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .        9,000,000            9,000,000             9,000,000

                  The accompanying notes are an integral part of these financial statements.

                                                       4

                               BUYRITE CLUB CORP.
                          (A development stage company)
                    STATEMENT OF STOCKHOLDERS EQUITY For the
                Period August 31, 2008 through December 31, 2008
                                   (UNAUDITED)

                                                            Earning
      Par Value of $0.001            Shares      Amount    (Deficit)     Total
-------------------------------    ---------    -------    ---------    -------

Balance At August 31, 2008 ....            0    $     0     $     0     $     0
(date of inception)

Common Stock issued for
subscription agreement ........    9,000,000      9,000

Net Loss for period ending
September 30, 2008 ............                    (400)       (400)

Net Loss for three month period
ending December 31, 2008 ......                              (8,063)     (8,063)

Balance at December 31, 2008 ..    9,000,000      9,000      (8,463)     (8,463)

   The accompanying notes are an integral part of these financial statements.

                                              BUYRITE CLUB CORP.
                                         (A development stage company)
                                  CONDENSED STATEMENTS OF CASH FLOWS For the
                               Period August 31, 2008 through December 31, 2008
                                                  (UNAUDITED)
                                                   From inception                             For the period
                                                  (August 31, 2008)      For the three        August 31, 2008
                                                       through            months ended           through
                                                  December 31, 2008    December 31, 2008    September 31, 2008
                                                     (unaudited)           (unaudited)          (audited)
                                                  -----------------    -----------------    ------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income (Loss) ..........................        $(8,463)             $(8,063)             $  (400)
   Adjustments to Reconcile Net Loss to Net
    Cash Used in Operations ...................              0                    0                    0
   Intellectual Properties / Amortization .....            750                  750                    0
   Common Stock Issued for Services ...........              0                    0                    0

Changes in Operating Liabilities and Assets
   Accounts Payable ...........................          1,313                1,313                    0
   Accrued Liabilities ........................          1,000                1,000                    0

NET CASH USED IN OPERATING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans to Related Parties ...................          5,400                5,000                  400

CASH AND CASH EQUIVALENTS
   Beginning of Period ........................              0                    0                    0
   End of Period ..............................              0                    0                    0

                  The accompanying notes are an integral part of these financial statements.

                                                       6

                               Buyrite Club Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements. The results of operations for the period ended December 31, 2008 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

     In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - LOANS TO RELATED PARTIES

     From time to time, we borrow from our sole officer and director at December 31, 2008, we borrowed $5,400.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Buyrite Club Corp. has provided the following information concerning the company and its business for inclusion in this quarterly report. This information contains statements that constitute "forward looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that express or involve discussions with respect to predictions, business strategy, budgets, development opportunities or projects, the expected timing of transactions or their expectations, beliefs, plans, objectives, assumptions or future events or performance are not statements of historical fact and may be "forward-looking statements".

Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of known and unknown risks and uncertainties which could cause actual results or events to differ materially from those anticipated by Buyrite Club Corp.

COMPANY HISTORY

BUYRITE CLUB CORP.("BUYRITE CLUB CORP.") is a development stage company, incorporated in the State of Florida on August 31, 2008, to acquire, develop and market a website ("www.buyriteclub.com")and sell memberships to individuals to join into a membership club whereby savings through merchant purchases can be earned for over 700 distinct merchants and over 100 gift cards. The members earn their savings by purchasing products through the independent merchants and gift cards whereby accumulating those savings through membership points.

The initial advantage to members joining the club are the savings incurred by each member while they shop on the internet with the over 700 merchants and over 100 gift cards. In other words, as the members earn savings through normal purchases on the internet with independent merchants and gift cards. The internet provides the lowest cost marketing arena with the broadest audience for these type of product sales.

The BuyRite Club component of our business is a loyalty and savings program designed as a shopping service through which members receive rebates (rewards points) on purchases of products and services from participating merchants. These rewards act as a common currency that may be accumulated and used at any time to make additional purchases from any participating merchant in the program.

The BuyRite Membership Club program is primarily a web based retail mall concept. Retail sellers of goods and services join the program as participating merchants agreeing to pay savings to us for our members who purchase goods and services through the program. We collect all savings paid by participating merchants and retain a portion as our fee for operating the membership program. Another portion of the savings (generally one-half), is designated as earned by the member who made the purchase. In certain circumstances, we also pay a portion of the savings as residual passive income to the organization or company which enrolled the member in the program.

Members, merchants and member providers (member providers are companies, organizations and groups that enroll their employees or members in the BuyRite program) may view reports on-line indicating the total amount of purchases made and of savings accumulated. At the present time, when a member elects to redeem all or any portion of the savings which he or she has accumulated, the member purchases certificates or gift cards on-line that are redeemable at participating merchants or load their accumulated savings onto our stored value MasterCard, Discover Card or participating affiliated cards that can be utilized at certain online and in-store merchants for redemption.

We acquired a website (www.buyriteclub.com)and intend to market it through effective use of internet advertising such as Pay-Per-Click. The internet is the broadest medium in existence, so if you market something on the internet, it will have the widest reach with the most effective cost basis. Internet sales are in a rapidly increasing cycle.

We have not generated any revenues to date and our activities have been limited to developing the Business Plan. We will not have the necessary capital to develop our Business Plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms. See "Managements Discussion and Analysis Plan of Operations" and "Liquidity and Capital Resources." We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to funds operations.

The following description of our business is intended to provide an understanding of our Company and the direction of our strategy.

PLAN OF OPERATION

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like:
"believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage company organized to market an internet private membership club to offer a savings through internet purchases for our members at over 700 merchants and over 100 gift cards.

We have not yet generated or realized any revenues from business operations. Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing our products to customers.

Accordingly, we must raise cash from sources other than revenues generated such as from the proceeds of loans we undertake.

From inception to December 31, 2008, the company's business operations have primarily been focused on developing our business plan and market research.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin our website and start selling visual content images.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $8,063 for the three months ended December 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our net losses from inception through December 31, 2008 were $8,463. As we were incorporated on August 31, 2008, there are no comparative figures to previous years. Cash provided by financing activities for the period from inception through December 31, 2008 was $5,400 from our sole officer and director.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company and have generated no revenue to date. At December 31, 2008 our cash in the bank was $0.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until We begin our website and start selling visual content images.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Sole Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.                       Description
-----------                       -----------

    3.1        Articles of Incorporation*

    3.2        Bylaws*

   31.1 Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

* Incorporated by reference, please see our Registration Statement on Form S-1 (file number 333-154931) on the website at www.sec.gov

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Margate, FL, by the undersigned, thereunto duly authorized.

                                      Buyrite Club Corp.
                                      (Registrant)

February 4, 2009                      By: /s/ Judith Adelstein
                                      ------------------------
                                      Judith Adelstein, President, Director,
                                      Principal Executive Officer and
                                      Principal Financial and Accounting Officer