Form 10-Q
period 2009-03-31
Buyrite Club Corp.
filed 2009-04-29
CIK 1449001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended March 31, 2009
                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 333-154931
                       ----------

                               Buyrite Club Corp.
                               ------------------
             (Exact name of registrant as specified in its charter)

             Florida                                       26-3290093
             -------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

5100 West Copans Road Ste 710 Margate, Florida                33063
----------------------------------------------             ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,000,000 shares as of April 13, 2009.

                               BUYRITE CLUB CORP.
                                    FORM 10-Q
                          Quarter Ended March 31, 2009

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements ...........................................   3

      Condensed Balance Sheets
      March 31, 2009 (Unaudited) and September 30, 2008 ....................   3

      Condensed Statements of Operations (Unaudited)
      For the Three Months ended March 31, 2009.............................   4

      Statement of Stockholders Equity
      For the Period August 31, 2008 through March 31, 2009 ................   5

      Condensed Statements of Cash Flows (Unaudited)
      For the Three Months Ended March 31, 2009 ............................   6

      Notes to the Condensed Financial Statements (Unaudited) ..............   7

   Item 2 - Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations ..................   8

   Item 4 - Controls and Procedures ........................................  10

PART II - OTHER INFORMATION

   Item 6 - Exhibits .......................................................  12

Signatures .................................................................  13

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the period ended March 31, 2009, prepared by the company, immediately follow.

                               BUYRITE CLUB CORP.
                          (A development stage company)
                            CONDENSED BALANCE SHEETS

                                                    (UNAUDITED)      (AUDITED)
                                                     March 31,     September 30,
                                                        2009            2008
                                                    -----------    -------------
                       ASSETS

Current assets
   Cash and cash equivalents .....................    $    51         $     0
Total current assets .............................         51               0

   Intellectual Assets, Net ......................      7,500           9,000
                                                      -------         -------
Total assets .....................................    $ 7,551         $ 9,000
                                                      =======         =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ..............................    $     0         $     0
   Accrued Expenses ..............................          0               0
   Loans to related parties ......................          0             400
                                                      -------         -------
Total current liabilities ........................          0             400
                                                      -------         -------
Stockholders' equity (deficit)
   Common stock: par value $.001; 100,000,000
     shares authorized; 12,000,000 shares issued
     as of March 31, 2009; 9,000,000 shares issued,
     as of September 30,2008                           12,000           9,000
   Additional paid in capital ....................     27,000               0
   Accumulated deficit during development stage ..    (31,449)           (400)
                                                      -------         -------
Total stockholders' equity .......................      7,551           8,600
                                                      -------         -------

Total liabilities and stockholders' equity........    $ 7,551         $ 9,000
                                                      =======         =======

   The accompanying notes are an integral part of these financial statements.

                                          BUYRITE CLUB CORP.
                                    (A development stage company)
                              CONDENSED STATEMENTS OF OPERATIONS For the
                            Period August 31, 2008 through March 31, 2009
                                             (UNAUDITED)
                                                                                     From inception
                                                  For the three     For the six     (August 31, 2008)
                                                   months ended     months ended         through
                                                  March 31, 2009   March 31, 2009    March 31, 2009
                                                    (unaudited)     (unaudited)        (unaudited)
                                                  --------------   --------------   -----------------
REVENUES
   Sales ......................................    $         0      $         0        $        0
   Cost of Sales ..............................              0                0                 0
   Gross Profit ...............................              0                0                 0

OPERATING EXPENSES
   Legal and Accounting .......................         12,500           19,313            19,313
   Consulting                                            7,486            7,486             7,486
   Administrative and General .................          2,250            2,750             3,150
   Depreciation and Amortization ..............            750            1,500             1,500

TOTAL OPERATING EXPENSES ......................         22,986           31,049            31,449

LOSS FROM OPERATIONS ..........................        (22,986)         (31,049)          (31,449)

OTHER INCOME ..................................              0                0                 0
   TOTAL OTHER INCOME .........................              0                0                 0

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES        (22,986)         (31,049)          (31,449)

PROVISION FOR INCOME TAXES ....................              0                0                 0

NET INCOME (LOSS) .............................    $   (22,986)     $   (31,049)       $  (31,449)

BASIC AND DILUTED NET LOSS PER SHARE ..........          (.002)           (.003)            (.003)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .     11,033,333       9,510,989          9,438,679

              The accompanying notes are an integral part of these financial statements.

                                                  4

                                     BUYRITE CLUB CORP.
                               (A development stage company)
                          STATEMENT OF STOCKHOLDERS EQUITY For the
                       Period August 31, 2008 through March 31, 2009
                                        (UNAUDITED)
                                                         Additional
                                                          Paid In      Earning
      Par Value of $0.001           Shares     Amount     Capital     (Deficit)     Total
-------------------------------   ----------   -------   ----------   ---------   ---------
Balance At August 31, 2008
(date of inception) ...........            0   $     0    $      0    $      0    $      0

Common Stock issued for
subscription agreement ........    9,000,000     9,000           0           0           0

Net Loss for period ending
September 30, 2008 ............            0         0           0        (400)       (400)

Common Shares Issued at
February 28, 2009 .............    3,000,000     3,000      27,000           0           0

Net Loss for six month period
ending March 31, 2009 .........            0         0           0     (31,049)    (31,049)

Balance at March 31, 2009 .....   12,000,000    12,000      27,000     (31,449)      7,551

         The accompanying notes are an integral part of these financial statements.

                                             5

                                            BUYRITE CLUB CORP.
                                      (A development stage company)
                                CONDENSED STATEMENTS OF CASH FLOWS For the
                              Period August 31, 2008 through March 31, 2009
                                               (UNAUDITED)
                                                   From inception                        For the period
                                                  (August 31, 2008)    For the six      August 31, 2008
                                                       through         months ended         through
                                                   March 31, 2009     March 31, 2009   September 30, 2008
                                                     (unaudited)       (unaudited)         (audited)
                                                  -----------------   --------------   ------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income (Loss) ..........................       $(31,449)          $(31,049)          $   (400)
   Adjustments to Reconcile Net Loss to Net
    Cash Used in Operations ...................              0                  0                  0
   Intellectual Properties / Amortization .....          1,500                750                  0
   Common Stock Issued for Services ...........              0                  0                  0

Changes in Operating Liabilities and Assets
   Intellect assets ...........................         (9,000)                 0                  0
   Accrued Liabilities ........................              0                  0                  0
                                                      --------           --------           --------

NET CASH USED IN OPERATING ACTIVITIES .........        (38,949)           (30,299)              (400)

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans to Related Parties ...................              0                350                400
   Stock issued for cash ......................         39,000             30,000                  0

CASH AND CASH EQUIVALENTS
   Beginning of Period ........................              0                  0                  0
   End of Period ..............................             51                 51                  0

                The accompanying notes are an integral part of these financial statements.

                                                    6

                               Buyrite Club Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements. The results of operations for the period ended March 31, 2009 is not necessarily indicative of the operating results for the full year.

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

NOTE 3 - LOANS TO RELATED PARTIES

     From time to time, we borrow from our sole officer and director at March 31, 2009, we borrowed $0.

NOTE 4 - OUR OFFERING

     On February 28,2009 we closed our offering of 3,000,000 shares pursuant to our registration statement on Form S-1, which became effective on January 29,2009. On February 28,2009 we sold 3,000,000 shares of our par value $0.001 common stock to a group of 44 investors for total consideration of $30,000.

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

COMPANY HISTORY

BUYRITE CLUB CORP. ("BUYRITE CLUB CORP.") is a development stage company, incorporated in the State of Florida on August 31, 2008, to acquire, develop and market a website ("www.buyriteclub.com") and sell memberships to individuals to join into a membership club whereby savings through merchant purchases can be earned for over 700 distinct merchants and over 100 gift cards. The members earn their savings by purchasing products through the independent merchants and gift cards whereby accumulating those savings through membership points.

The initial advantage to members joining the club are the savings incurred by each member while they shop on the internet with over 700 merchants and over 100 gift cards. The members earn savings through normal purchases on the internet with independent merchants and gift cards, they can store these savings as Rewards Points for use at a later time. The internet provides the lowest cost marketing arena with the broadest audience for these types of product sales.

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

PLAN OF OPERATION

This section of the plan of operations includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

From inception to March 31, 2009, the company's business operations have primarily been focused on developing our business plan and market research.

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

We incurred operating expenses of ($22,986) for the three months ended March 31, 2009. These expenses consisted of marketing, general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our net losses from inception through March 31, 2009 were ($31,449). As we were incorporated on August 31, 2008, there are no comparative figures to previous years. Cash provided by financing activities for the period from inception through March 31, 2009 was $39,000 of which $9,000 was provided from our sole officer and director and the balance in selling common shares in February, 2009 of $30,000.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company and have generated no revenue to date. At March 31, 2009 our cash in the bank was $51.

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

As of March 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Sole Officer in connection with the review of our financial statements as of March 31, 2008.

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

                                      Buyrite Club Corp.
                                      (Registrant)

April 29, 2009                        By: /s/ Judith Adelstein
                                      ------------------------
                                      Judith Adelstein, President, Director,
                                      Principal Executive Officer and
                                      Principal Financial and Accounting Officer