Form 10-Q
period 2009-06-30
Buyrite Club Corp.
filed 2009-08-11
CIK 1449001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended June 30, 2009
                               -------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,000,000 shares as of August 6, 2009.

                               BUYRITE CLUB CORP.
                                    FORM 10-Q
                           Quarter Ended June 30, 2009

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements ...........................................   3

      Condensed Balance Sheets
      June 30, 2009 (Unaudited) and September 30, 2008 .....................   3

      Condensed Statements of Operations (Unaudited)
      For the Three Months ended June 30, 2009..............................   4

      Statement of Stockholders Equity
      For the Period August 31, 2008 through June 30, 2009 .................   5

      Condensed Statements of Cash Flows (Unaudited)
      For the Three Months Ended June 30, 2009 .............................   6

      Notes to the Condensed Financial Statements (Unaudited) ..............   7

   Item 2 - Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations ..................   8

   Item 4 - Controls and Procedures ........................................  10

PART II - OTHER INFORMATION

   Item 6 - Exhibits .......................................................  12

Signatures .................................................................  13

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the period ended June 30, 2009, prepared by the company, immediately follow.

                               BUYRITE CLUB CORP.
                          (A development stage company)
                            CONDENSED BALANCE SHEETS

                                                    (UNAUDITED)      (AUDITED)
                                                      June 30,     September 30,
                                                        2009            2008
                                                    -----------    -------------
                       ASSETS

Current assets
   Cash and cash equivalents .....................    $    51         $     0
Total current assets .............................         51               0

   Intellectual Assets, Net ......................      6,750           9,000
                                                      -------         -------
Total assets .....................................    $ 6,801         $ 9,000
                                                      =======         =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ..............................    $     0         $     0
   Accrued Expenses ..............................          0               0
   Loans to related parties ......................      1,500             400
                                                      -------         -------
Total current liabilities ........................      1,500             400
                                                      -------         -------
Stockholders' equity (deficit)
   Common stock: par value $.001; 100,000,000
     shares authorized; 12,000,000 shares issued
     as of March 31, 2009; 9,000,000 shares
     issued, as of September 30,2008 .............     12,000           9,000
   Additional paid in capital ....................     27,000               0
   Accumulated deficit during development stage ..    (33,699)           (400)
                                                      -------         -------
Total stockholders' equity .......................      5,301           8,600
                                                      -------         -------

Total liabilities and stockholders' equity........    $ 6,801         $ 9,000
                                                      =======         =======

   The accompanying notes are an integral part of these financial statements.

                                         BUYRITE CLUB CORP.
                                   (A development stage company)
                         CONDENSED STATEMENTS OF OPERATIONS For the Period
                               August 31, 2008 through June 30, 2009
                                            (UNAUDITED)
                                                                                   From inception
                                                  For the three    For the nine   (August 31, 2008)
                                                   months ended    months ended        through
                                                  June 30, 2009   June 30, 2009     June 30, 2009
                                                   (unaudited)     (unaudited)       (unaudited)
                                                  -------------   -------------   -----------------
REVENUES
   Sales ......................................   $          0    $           0   $              0
   Cost of Sales ..............................              0                0                  0
   Gross Profit ...............................              0                0                  0

OPERATING EXPENSES
   Legal and Accounting .......................          1,000           20,313             20,313
   Consulting                                                0            7,486              7,486
   Administrative and General .................            500            3,250              3,250
   Depreciation and Amortization ..............            750            2,250              2,250

TOTAL OPERATING EXPENSES ......................          2,250           33,299             33,699

LOSS FROM OPERATIONS ..........................         (2,250)         (33,299)           (33,699)

OTHER INCOME ..................................              0                0                  0
   TOTAL OTHER INCOME .........................              0                0                  0

NET OPERATING INCOME (LOSS) BEFORE INCOME TAXES         (2,250)         (33,299)           (33,699)

PROVISION FOR INCOME TAXES ....................              0                0                  0

NET INCOME (LOSS) .............................   $     (2,250)   $     (33,299)  $        (33,699)

BASIC AND DILUTED NET LOSS PER SHARE ..........          (.000)           (.003)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING .     12,000,000       10,272,000

             The accompanying notes are an integral part of these financial statements.

                                                 4

                                     BUYRITE CLUB CORP.
                               (A development stage company)
                   STATEMENT OF STOCKHOLDERS EQUITY For the Period August
                               31, 2008 through June 30, 2009
                                        (UNAUDITED)
                                                         Additional
                                                          Paid In      Earning
      Par Value of $0.001           Shares     Amount     Capital     (Deficit)     Total
-------------------------------   ----------   -------   ----------   ---------   ---------
Balance At August 31, 2008
(date of inception) ...........            0   $     0   $        0   $      0    $     0

Common Stock issued for
subscription agreement ........    9,000,000     9,000            0          0          0

Net Loss for period ending
September 30, 2008 ............            0         0            0       (400)      (400)

Common Shares Issued at
February 28, 2009 .............    3,000,000     3,000       27,000          0          0

Net Loss for six month period
ending March 31, 2009 .........            0         0            0    (31,049)    (31,049)

Balance at March 31, 2009 .....   12,000,000    12,000       27,000    (31,449)      7,551

Net Loss for 3 month period
ending June 30, 2009 ..........            0         0            0     (2,250)     (2,250)

Balance at June 30, 2009 ......   12,000,000    12,000       27,000    (33,699)      5,301

         The accompanying notes are an integral part of these financial statements.

                                             5

                                            BUYRITE CLUB CORP.
                                      (A development stage company)
                                CONDENSED STATEMENTS OF CASH FLOWS For the
                               Period August 31, 2008 through June 30, 2009
                                               (UNAUDITED)
                                                   From inception                        For the period
                                                  (August 31, 2008)    For the nine      August 31, 2008
                                                       through         months ended         through
                                                    June 30, 2009     June 30, 2009    September 30, 2008
                                                     (unaudited)        (unaudited)         (audited)
                                                  -----------------   --------------   ------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income (Loss) ..........................       $(32,549)          $(30,201)          $   (400)
   Adjustments to Reconcile Net Loss to Net
    Cash Used in Operations ...................              0                  0                  0
   Intellectual Properties / Amortization .....          2,250                750                  0
   Common Stock Issued for Services ...........              0                  0                  0

Changes in Operating Liabilities and Assets
   Intellect assets ...........................              0              9,000                  0
   Accrued Liabilities ........................              0                  0                  0
                                                      --------           --------           --------

NET CASH USED IN OPERATING ACTIVITIES .........        (30,299)           (39,051)              (400)

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans to Related Parties ...................            350                  0                400
   Stock issued for cash ......................         30,000             39,000                  0

CASH AND CASH EQUIVALENTS
   Beginning of Period ........................              0                  0                  0
   End of Period ..............................             51                 51                  0

                The accompanying notes are an integral part of these financial statements.

                                                    6

                               Buyrite Club Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements. The results of operations for the period ended June 30, 2009 is not necessarily indicative of the operating results for the full year.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

     In May 2008, the FASB released SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not believe SFAS No. 162 will have a significant impact on the Company's financial statements.

     In April 2009, the FASB issued FSP 107-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

     In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No.
     165). SFAS No. 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's financial condition or results of operations. For the quarterly period ended June 30, 2009, the Company has considered subsequent events through July 31, 2009, which is the date its consolidated condensed financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

                               Buyrite Club Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009

     In June 2009, the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R)", which changes the approach to determining the primary beneficiary of a variable interest entity ("VIE") and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. The Company is currently assessing the potential impacts, if any, on our consolidated condensed financial statements and disclosures.

     Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

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

NOTE 4 - LOANS TO RELATED PARTIES

     From time to time, we borrow from our sole officer and director at June 30, 2009, we borrowed $1,500.

NOTE 5 - OUR OFFERING

     On February 28, 2009 we closed our offering of 3,000,000 shares pursuant to our registration statement on Form S-1, which became effective on January 29, 2009. On February 28,2009 we sold 3,000,000 shares of our par value $0.001 common stock to a group of 44 investors for total consideration of $30,000.

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

From inception to June 30, 2009, the company's business operations have primarily been focused on developing our business plan and market research.

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

We incurred operating expenses of ($2,250) for the three months ended June 30, 2009. These expenses consisted of marketing, general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our net losses from inception through March 31, 2009 were ($31,449). As we were incorporated on August 31, 2008, there are no comparative figures to previous years. Cash provided by financing activities for the period from inception through June 30, 2009 was $40,500 of which $10,500 was provided from our sole officer and director and the balance in selling common shares in February, 2009 of $30,000.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company and have generated no revenue to date. At June 30, 2009 our cash in the bank was $51.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Sole Officer in connection with the review of our financial statements as of June 30, 2009.

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

                                      Buyrite Club Corp.
                                      (Registrant)

August 11, 2009                       By: /s/ Judith Adelstein
                                      ------------------------
                                      Judith Adelstein, President, Director,
                                      Principal Executive Officer and
                                      Principal Financial and Accounting Officer