Form 10-K
period 2009-09-30
Buyrite Club Corp.
filed 2009-12-18
CIK 1449001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended: September 30, 2009

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission File Number: 333-154931

                               BUYRITE CLUB CORP.
                               ------------------
             (Exact Name of Registrant as Specified in Its Charter)

            FLORIDA                                     26-3290093
            -------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                          5100 WEST COPANS ROAD STE 810
                                MARGATE, FL 33063
                          -----------------------------
              (Address of principal executive office and zip code)

                                 (954) 599-3672
                                 --------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

          Securities Registered Pursuant to Section 12 (B) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
COMMON STOCK PAR VALUE 0.001                              NONE

        Securities Registered Pursuant to Section 12(G) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

As of December 10, 2009, there were 600,000 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant's common stock was approximately $57,000. Shares of the Registrant's common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

                               BUYRITE CLUB CORP.

                                    FORM 10-K

                 For the Fiscal Period Ended September 30, 2009

                                TABLE OF CONTENTS

NUMBER                                                                      PAGE
------                                                                      ----

PART I

Item 1.     Business .......................................................   6

Item 1A.    Risk Factors ...................................................  10

Item 2.     Properties .....................................................  14

Item 3.     Legal Proceedings ..............................................  14

Item 4.     Submission of Matters to a Vote of Security Holders ............  14


PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities .............  14

Item 6.     Selected Financial Data ........................................  15

Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations .....................................  16

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk .....  20

Item 8.     Financial Statements and Supplementary Data ....................  20

Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................  20

Item 9A.    Controls and procedures ........................................  20

Item 9B.    Other Information ..............................................  21


PART III

Item 10.    Directors and Executive Officers of the Registrant .............  21

Item 11.    Executive Compensation .........................................  24

Item 12.    Security Ownership of Certain Beneficial Owners and Management .  25

Item 13.    Certain Relationships and Related Transactions .................  25

Item 14.    Principal Accountant Fees and Services .........................  25


PART IV

Item 15.    Exhibits and Financial Statement Schedules .....................  28

Signatures  ................................................................  29

                                   USE OF TERM

Except as otherwise indicated by the context, references in this report to "Company," "we," "us" and "our" are references to the combined business of Buyrite Club Corp.

                           FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects, "and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors, including those described in this Form 10-K under the heading "Risk Factors". These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Forward-looking statements are not guarantees of performance and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand the risks and uncertainties discussed in "Item 1A--Risk Factors" and elsewhere in this report. This could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

Any forward-looking information contained in this report speaks only as of the date of the report. Factors or events may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to update or revise any forward-looking statements to reflect new information, changed circumstances or unanticipated events.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. These statements include, but are not limited to, statements concerning:

   o  the anticipated benefits and risks of our business relationships;

   o  our ability to attract retail and business customers;

   o  the anticipated benefits and risks associated with our business strategy;

   o  our future operating results;

   o the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

   o  potential government regulation;

   o our future capital requirements and our ability to satisfy our capital needs;

   o  the potential for additional issuances of our securities;

   o our plans to devote substantial resources to our sales and marketing teams;

   o the possibility of future acquisitions of businesses, products or technologies;

   o  our belief that we can attract customers in a cost-efficient manner;

   o our belief that current or future litigation will likely not have a material adverse effect on our business;

   o the ability of our online marketing campaigns to be a cost-effective method of attracting customers;

   o our belief that we can internally develop cost-effective branding campaigns;

   o the results of upgrades to our infrastructure and the likelihood that additional future upgrades can be implemented without disruption of our business;

   o our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

   o our belief that our information technology infrastructure can and will support our operations and will not suffer significant downtime;

   o statements about our community site business and its anticipated functionality;

   o our belief that we can maintain inventory levels at appropriate levels despite the seasonal nature of our business; and,

   o our belief that we can successfully offer and sell a constantly changing mix of products and services.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND AND CORPORATE INFORMATION
------------------------------------

INTRODUCTION

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

The initial advantage to members joining the club is the savings incurred by each member while they shop on the internet with the over 700 merchants and over 100 gift cards. In other words, as the members earn savings through normal purchases on the internet with independent merchants and gift cards. The internet provides the lowest cost marketing arena with the broadest audience for these type of product sales.

The BuyRite Club component of our business is a loyalty and rewards program designed as a shopping service through which members receive rebates (rewards points) on purchases of products and services from participating merchants. These rewards act as a common currency that may be accumulated and used at any time to make additional purchases from any participating merchant in the program.

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

                              STRATEGY AND SERVICE

We have established through market research that there is an extensive market for club memberships offering members savings for purchases on the internet with independent merchants and independent gift cards.

BUYRITE CLUB CORP. intends to offer our members the ability to purchase products through over 700 independent merchants and over 100 gift cards. Our members will receive a percentage of savings through our membership club whereby our members accumulate savings to use for their future purchases. Therefore members can accumulate savings of 0.5% to 15% of their purchased amounts from the merchants listed on our web site. The accumulated savings by our members can be substantially greater than their membership cost in our membership club which is purely dependent on the amount of purchases the members actually completes through our merchants web sites.

                                   THE MARKET

There is no way to accurately estimate the overall market for private membership club sales on the internet.

                                   MANAGEMENT

It is intended that our President will provide all the labor for the company initially and then hiring either employees or using independent contractors as sales growth demands.

The company on September 15, 2008 entered into a contract with an independent contractor (BSP Rewards Inc.) to provide for the internet mall including merchants, gift cards and back office accounting. The contract provides for the provider to participate as received a participation in the members savings.

                               SALES AND MARKETING

We intend to hire independent contractors to do the website marketing and maintenance. There are many such companies readily available through prior experience with BSP Rewards Inc., our independent contractor providing the internet gift cards and independent mall merchants. We believe we can do this in an economical and effective manner.

                                   ADVERTISING

Advertising will be done primarily through internet search engines. There are independent entities that have effective experience in the utilization of pay per click advertising through the internet process. Additionally there are methods of improving "web presence" on search engines by means without the need for pay per click. Both methods will be used to attempt to establish our web site (www.buyriteclub.com)as a credible web site to attract members for our program.

                                   COMPETITION

There are many competitors on the internet selling similar membership programs and products. We believe the most effective way to be successful against this competition is a combination of quality products with independent merchants and gift cards having exceptional customer service. Our experience tells us that there are many companies selling inferior membership programs and very few companies willing to truly put their stamp on customer service. BUYRITE CLUB CORP intends to make itself available by phone and email to customers on a personal level Inquiries will typically be responded to within minutes. This type of service is typically lacking in internet sales and is extraordinarily received.

                                    STAFFING

As of December 10, 2009, BUYRITE CLUB CORP. has no permanent staff other than its sole officer and director, Judith Adelstein, who is the President and Chairman of the company. Mrs. Adelstein has the flexibility to work on BUYRITE CLUB CORP. up to 10 to 25 hours per week. She is prepared to devote more time to our operations as may be required. She is not being paid at present.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, BUYRITE CLUB CORP. has no employees other than its current sole officer and director, Mrs. Adelstein, who has not been compensated. There are no employment agreements in existence. The company presently does not have, pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, the company may adopt plans in the future. There are presently no personal benefits available to the company's director.

During the initial implementation of our marketing strategy, the company intends to hire independent consultants to develop and market its website, rather than hire full time website development, marketing and maintenance employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

From inception to September 30, 2009, the company's business operations have primarily been focused on developing our business plan and market research.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. BUYRITE CLUB CORP. was incorporated in the State of Florida on August 31, 2008; we are a development stage company attempting to enter into the internet sales market. We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. (See "Risk Factors"). To become profitable and competitive, we must develop the business, marketing plan, and execute the plans. Our sole officer and director undertakes to provide us with initial operating and loan capital to sustain our business plan over the next twelve
(12) month period partially through this offering and will seek alternative financing through means such as borrowings from institutions or private individuals.

                                PLAN OF OPERATION

Since inception (August 31, 2008) to, September 30, 2009, BUYRITE CLUB CORP. has spent a total of $38,549 on start-up costs. The company has not generated any revenue from business operations.

The company incurred expenditures of $24,813 for accounting services, the preparation of audited financial statements and legal services. The company also had expenditures of $13,736 for general administrative costs, consultants and amortization.

Since inception, the majority of the company's time has been spent refining its business plan and marketing, conducting industry research, and preparing for a primary financial offering.

OUR CHALLENGES

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks as discussed more fully in the section titled "Risk Factors," including for example:

   o any failure to expand our operations and web presence to sufficiently meet our customers' demands and our ability to attract new clients;

   o any inability to effectively manage rapid growth and accurately project market demand for our product offerings;

   o  risks associated with future investments or acquisitions;

   o economic, political, regulatory, legal and foreign exchange risks associated with web-based enterprises;

   o  any loss of key members of our senior management; and,

   o  unexpected changes in economic situations or legal environment.

You should read and consider the information set forth in "Risk Factors" and all other information set forth in this filing.

                   SUMMARY CONSOLIDATED FINANCIAL INFORMATION

The following table sets forth a summary of the financial data for Buyrite Club Corp. for the period ended September 30, 2009 and 2008 and balance sheet data as of September 30, 2009 and 2008. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Report.
                                                 12 Months      From Inception
                                                   Ended       (August 31, 2008)
                                               September 30,    to September 30,
                                                    2009             2009
                                               -------------   -----------------
Revenues ...................................   $         --      $         --
Operating expenses .........................         38,549            38,949
Other income/(expense) .....................            (50)              (50)
Net loss before taxes ......................        (38,599)          (38,999)
Income taxes ...............................             --                --
Net (loss) .................................        (38,599)          (38,999)
Loss per share - basic and diluted .........         (0.072)           (0.073)

As to Balance Sheet as of September 30, 2009
Working capital (deficit) ..................         (5,999)
Current assets .............................             51
Total assets ...............................          6,051
Current liabilities ........................          6,050
Total liabilities ..........................          6,050
TOTAL STOCKHOLDERS' EQUITY .................              1

OUR ADDRESSES

The address of the Company's principal executive office is 5100 West Copans Road, Ste 810, Margate, FL 33063, and our telephone number is (954) 599-3672. We maintain a website at www.buyriteclub.com that contains information about us, but that information is not a part of this Annual Report.

ITEM 1A. RISK FACTORS

The Company considers the following to be the material risks for an investor. Buyrite Club Corp. should be viewed as a high-risk investment and speculative in nature. An investment in our common stock may result in a complete loss of the invested amount. Please consider the following risk factors before deciding to invest in our common stock.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF BUYRITE CLUB CORP. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN - AUDITOR'S GOING CONCERN

In their audit report dated September 30, 2009; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to BUYRITE CLUB CORP. we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plans. As such we may have to cease operations. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors, borrow funds or raise additional capital.

SINCE BUYRITE CLUB CORP. ANTICIPATES OPERATING EXPENSES WILL INCREASE PRIOR TO EARNING REVENUE, IT MAY NEVER ACHIEVE PROFITABILITY - RISKS RELATED TO OUR FINANCIAL CONDITION

The Company anticipates an increase in its operating expenses, without realizing any revenues from the sale of its products.

There is no history upon which to base any assumption as to the likelihood that the Company will prove successful. We cannot provide investors with any assurance that our products will attract customers; generate any operating revenue or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business can fail, which will result in the loss of your entire investment.

OUR BUSINESS WILL FAIL IF WE DO NOT OBTAIN ADEQUATE FINANCING, RESULTING IN THE COMPLETE LOSS OF YOUR INVESTMENT

If we are not successful in earning revenue once we have started our sale activities, we may require additional financing to sustain our business operations. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. Obtaining additional financing would be subject to a number of factors, including the Company's sales results. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us. See "Description of Business."

No assurance can be given that the Company will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and its financial conditions.

AS OUR SOLE OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES, SHE MAY BE UNABLE TO DEVOTE A MAJORITY OF HER TIME TO THE COMPANY. AS A RESULT, THERE MAY BE PERIODIC INTERRUPTIONS IN OUR OPERATIONS AND OUR BUSINESS COULD FAIL.

Mrs. Adelstein, our sole officer and director, has other outside business activities and is devoting only approximately 10-25 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Mrs. Adelstein, which may result in periodic interruptions or suspensions of our business plan. If the demands of the company's business require the full time of our executive officer, she is prepared to adjust her timetable in order to devote more time to conducting our business operations. However, our executive officer may be unable to devote sufficient time to the management of the company's business, which may result in periodic interruptions in the implementation of the company's business plans and operations. Such delays could have a significant negative effect on the success of our business.

The company is entirely dependent on the efforts and abilities of its sole officer and director. The loss of our sole officer and director could have a material adverse effect on the business and its prospects. The company believes that all commercially reasonable efforts have been made to minimize the risks attendant the departure from service of our current sole officer and director. However, replacement personnel may be unavailable to us. Moreover, even if available, replacement personnel may not enable the company to operate profitably.

All decisions regarding the management of the company's affairs will be made exclusively by its sole officer and director. Purchasers of the offered shares may not participate in the management of the company and, therefore, are dependent upon the management abilities of the company's sole officer and director. The only assurance that the shareholders of the company (including purchasers of the offered shares) have that the company's sole officer and director will not abuse her discretion in making decisions, with respect to its affairs and other business decisions, is her fiduciary obligations and business integrity. Accordingly, no person should purchase offered shares unless that person is willing to entrust all aspects of management to the company's sole officer and director, or her successors. Potential purchasers of the offered shares must carefully evaluate the personal experience and business performance of the company's management.

The company's management may retain independent contractors to provide services to the company. Those contractors have no fiduciary duty to the shareholders of the company and may not perform as expected. The company does not maintain key person life insurance on its sole officer and director.

IF WE EXPAND OUR OPERATIONS AND FAIL TO MANAGE THE RESULTING GROWTH EFFECTIVELY, OUR BUSINESS WILL BE HARMED.

Our plans including developing name recognition for our membership club may not occur. Our growth strategy is subject to significant risks which you should carefully consider before purchasing the shares we are offering.

Although we plan on researching our market carefully, we may be slow to achieve profitability, or may not become profitable at all, which will result in losses. There can be no assurance that we will succeed.

Our systems, procedures and controls may not be adequate to support the expansion of our business operations. The combination of membership costs, maintenance of the web site, marketing expenses and other costs may exceed our revenues. Significant growth will place managerial demands on all aspects of our operations. Our future operating results will depend substantially upon our ability to manage changing business conditions and to implement and improve our marketing and distribution.

AS WE CURRENTLY HAVE NO MARKET FOR OUR SHARES, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES. EVEN IF A MARKET SHOULD DEVELOP, THE PRICE MAY BE VOLATILE AND SHAREHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

Further, even if a market develops, our common stock will be subject to price fluctuations and volatility.

The company cannot apply directly to be quoted on the OTC Bulletin Board. Additionally, the stock can be listed or traded only to the extent that there is interest by broker/dealers in acting as a market maker in the company's stock. Despite the company's best efforts, the company may not be able to convince any broker/dealers to act as market-makers and make quotations on the OTC Bulletin Board. It is the company's intent to contact potential market makers for the OTC Bulletin Board after it has completed its primary offering.

IN THE EVENT THAT THE COMPANY'S SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00 PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD SEVERELY AFFECT THE PRICE AND LIQUIDITY OF THE COMPANY'S SHARES.

In the event our shares are traded, and our stock trades below $5.00 per share our stock would be known as a "penny stock" which is subject to various regulations involving disclosures to be given to you prior to purchase of any penny stock. The U.S. Securities and Exchange Commission (the "SEC") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors.

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge you understand the risk associated with buying penny stocks and that you can absorb the entire loss of your investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is oftentimes volatile and you may not be able to buy or sell the stock when you want.

AS THE COMPANY HAS 100,000,000 AUTHORIZED COMMON SHARES THE COMPANY'S MANAGEMENT COULD ISSUE ADDITIONAL SHARES DILUTING THE COMPANY'S CURRENT SHAREHOLDERS' EQUITY.

The company has 100,000,000 authorized common shares of which only 600,000 are currently outstanding and will be issued and outstanding if all the shares in this offering are sold. The company's management could, without the consent of the company's existing shareholders issue substantially more shares causing a large dilution in our current shareholders' equity position. Additionally, large share issuances by the company would generally have a negative impact on our share price. It is possible that due to additional share issuance you could lose a substantial amount or all of your investment.

AS OUR COMPANY'S SOLE OFFICER AND DIRECTOR CURRENTLY OWNS MAJORITY OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND DECISIONS MADE BY THE COMPANY'S SOLE OFFICER AND DIRECTOR CONTRARY TO THEIR INTERESTS.

The company's sole officer and director owns majority of our current outstanding common stock. As a result, she will be able to decide who will be directors and control the direction of the company. Our sole officer and director's interests may differ from the interests of our other stockholders. Factors that could cause his interests to differ from the interests of other stockholders include the impact of corporate transactions on the timing of our business operations and her ability to continue to manage the business, in terms of the amount of time she is able to devote to the company.

IF WE FILE FOR BANKRUPTCY PROTECTION OR ARE FORCED INTO BANKRUPTCY PROTECTION, INVESTORS WILL LOSE THEIR ENTIRE INVESTMENT.

If we file for bankruptcy protection, or a petition for involuntary bankruptcy is filed by creditors against us, all funds will become part of the bankruptcy estate and administered according to the bankruptcy laws. In this case, you will lose your investment and your funds will be used to pay creditors. You may never realize a return on your investment.

THERE IS NO ASSURANCE THAT A PURCHASER OF SHARES WILL REALIZE A RETURN ON HIS INVESTMENT OR THAT HE WILL NOT LOSE HIS ENTIRE INVESTMENT IN THE COMPANY.

To date, the company has limited operations and revenues. We have never earned a profit and there can be no assurance that we will ever achieve profitable operations. Our ability to implement our business plan is dependent, among other things, on the completion of this Offering. If we fail to raise any or a sufficient amount of money in this offering, we may fail as a business. Even if we raise sufficient amount of funding in this Offering, there can be no assurance that our business model will succeed.

We are a development stage company formed August 31, 2008 with the purpose to establish itself as a corporation engaged in the sale of club memberships on the internet. BUYRITE CLUB CORP. may be unable to establish "traffic" on the internet and would then be unable to generate revenues. Additionally, internet advertising expenses such as pay per click with internet search engines could exceed revenues. There would be a substantial doubt, then, about our ability to continue as a going concern.

We anticipate incurring losses during the period of time necessary to develop internet traffic, develop memberships and create the marketing plan to be recognized by the major search engines. Additionally, there can be no assurance that we will ever operate profitably, even if this offering is successful. Investors should not purchase shares in this offering unless they can afford to lose their entire investment.

Because we are a newly formed company, there is no corporate operating history on which to evaluate our potential for success.

Additionally, we face many risks inherent in a start-up business, including difficulties and delays frequently encountered in connection with the commencement of operations, operational difficulties and our potential underestimation of initial and ongoing costs.

Executing the business plan requires that we spend significant funds based entirely on our preliminary evaluation of the potential of the market. It is impossible to predict the success of our business before marketing starts. The ability of the company to generate revenues will depend upon a variety of unpredictable factors, including:

The internet has many other companies selling various forms of these club memberships, some of whom have established reputations, better and less expensive sources of supply, more diverse product lines, and high levels of recognition in the major search engines.

If we do not execute our business plan on schedule or within budget, our ability to generate revenue may be diminished or delayed. Our ability to adhere to our schedule and budget face many uncertainties

WE WILL INCUR INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY

As a public company, we incur significant legal, accounting and other expenses that a private company does not incur. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and stock exchanges have required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, as a result of becoming a public company, we need to create additional board committees and adopt additional policies regarding internal controls and disclosure controls and procedures. We will incur additional costs associated with public company reporting requirements and compliance with the internal controls of Section 404 of the Sarbanes-Oxley Act of 2002. We also expect these new rules and regulations will make it more difficult and more expensive for us to obtain directors' and officers' liability insurance. As a result, our general and administrative expenses will likely increase and it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 2.  PROPERTIES

As of September 30, 2009, the Company did not lease or own any properties. Currently, the Company utilizes the offices of Steven Adelstein, the husband of the sole officer and director, Judith Adelstein, at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No known director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the period ended September 30, 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK
---------------------------

Our common stock is not quoted on any Exchange.

REPORTS TO STOCKHOLDERS
-----------------------

Our shareholders, through our filings on the web, including http://www.sec.gov, can review all of our period reporting requirements of the Exchange Act including our annual report for September 30, 2009 and 2008.

APPROXIMATE NUMBER OF HOLDERS OF OUR COMMON STOCK
-------------------------------------------------

At September 30, 2009, there were approximately 51 stockholders of record of our common stock.

DIVIDEND POLICY
---------------

We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of income data for the twelve (12) month period ended September 30, 2009 and from inception (August 31, 2008) thru September 30, 2009 and balance sheet data as of September 30, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this Report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                             TWELVE (12)      FROM INCEPTION
                                            MONTHS ENDED     (AUGUST 31, 2008)
                                            SEPTEMBER 30,    THRU SEPTEMBER,30
                                                2009               2009
                                            -------------    -----------------
STATEMENT OF OPERATIONS DATA:

Sales revenue: .......................      $          -       $          -
Cost of sales ........................                 -                  -
Gross profit .........................                 -                  -
Expenses:
   General and Administrative expenses             3,250              3,650
   Consulting Fees     ...............             7,486              7,486
   Legal and Accounting...............            24,813             24,813
   Amortization  .....................             3,000              3,000
      Total expenses .................            38,549             38,949

Loss from Operations .................           (38,949)           (38,949)
Interest Expense .....................               (50)               (50)
Net Loss .............................      $    (38,599)      $    (38,999)

Loss per Share - basic and diluted ...      $      (.072)      $      (.073)

Weighted average number of shares
 outstanding - basic and diluted .....           537,500            530,769


                                                     SEPTEMBER 30,
BALANCE SHEET DATA:                             2009               2008
                                            ------------       ------------
Cash and cash equivalents ............      $         51       $          -
Working capital (deficit) ............            (5,999)              (400)
Total assets .........................             6,051              9,000
Total current liabilities ............             6,050                400
Long term liability ..................                 -                  -
Total liabilities ....................             6,050                400
Total stockholders' Equity ...........                 1              8,600

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OUR CORPORATE HISTORY

BUYRITE CLUB CORP. ("COMPANY","BUYRITE CLUB","BUYRITE MEMBERSHIP CLUB") is a development stage company, incorporated in the State of Florida on August 31, 2008, to acquire, develop and market a website ("www.buyriteclub.com")and sell memberships to individuals to join into a membership club whereby savings through merchant purchases can be earned for over 700 distinct merchants and over 100 gift cards. The members earn their savings by purchasing products through the independent merchants and gift cards whereby accumulating those savings through membership points.

The initial advantage to members joining the club is the savings incurred by each member while they shop on the internet with the over 700 merchants and over 100 gift cards. In other words, as the members earn savings through normal purchases on the internet with independent merchants and gift cards. The internet provides the lowest cost marketing arena with the broadest audience for these type of product sales.

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SALES REVENUES

STATEMENT OF OPERATION ITEMS
----------------------------

For the twelve (12) months ended September 30, 2009 and cumulative from August 31, 2008 (inception) through September 30, 2009, we had zero (0) revenues from operations and a loss from operations of $(38,549) and $(38,949) respectively.

Balance Sheet Items
-------------------

INTELLECTUAL ASSETS at September 30, 2009 were $6,000 as compared to $9,000 at September 30, 2008. The decrease was a result of the amortization of $3,000. The intellectual asset has an estimated useful life to be amortized over a three (3) year period.

ACCRUED LIABILITIES at September 30, 2009 were $4,500, compared to zero (0) at September 30, 2008, an increase of $4,500. The increase was a result of increased expenses for Legal and Accounting.

LOANS TO RELATED PARTIES increased by $1,100 at September 30, 2009 as compared to September 30, 2008. The increase was the result of a working capital Advancements from the sole Officer and Director.

Recent Authoritative Accounting Pronouncements
----------------------------------------------

Recent Accounting Literature
FASB Accounting Standards Codification

(Accounting Standards Update ("ASU") 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging

Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the twelve (12) months ended September 30, 2009.

As a result of the Company's implementation of the Codification during the twelve (12) months ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification ("ASC") 855 "Subsequent Events", previously SFAS No. 165 "Subsequent Events") SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued ("subsequent events"). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company's financial statements. The Company evaluated for subsequent events through the issuance date of the Company's financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 "Intangibles -- Goodwill and Other", previously FSP SFAS No. 142-3 "Determination of the Useful Lives of Intangible Assets") FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company's financial statements.

Noncontrolling Interests

(Included in ASC 810 "Consolidation", previously SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51") SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests is recognized as an adjustment to additional paid-in capital in stockholders' equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative). The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading "net income attributable to noncontrolling interests." The adoption of SFAS No. 160 did not have any other material impact on the Company's financial statements.

Consolidation of Variable Interest Entities -- Amended

(To be included in ASC 810 "Consolidation", SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)") SFAS No. 167 amends FASB Interpretation No. 46(R) "Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company's financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had cash and cash equivalent of $51. The following table provides detailed information about our net cash flow for September 30, 2009 and from inception (August 31, 2008) thru September 30, 2009.

                             STATEMENT OF CASH FLOW

                                                TWELVE (12)    FROM INCEPTION
                                               MONTHS ENDED   (AUGUST 31, 2008)
                                               SEPTEMBER 30,  THRU SEPTEMBER 30,
                                                   2009             2009
                                               -------------  ------------------

Net cash( required) in operating activities .   $   12,299       $   12,699
Net cash provided by financing activities ...       12,350           12,750
Net cash flow (deficit) .....................           51               51

To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt and equity transactions with related parties and through equity from our Form S-1 as filed with the Securities and Exchange Commission. However, until operating revenues increase significantly, we will continue to seek outside funding for the purpose of accelerating the expansion of our operations. Without receiving any additional capital investment management believes we will be unable to continue current business operations, and continue the current gradual expansion of our operations.

PLAN OF OPERATIONS

We have established through market research that there is an extensive market for club memberships offering members savings for purchases on the internet with independent merchants and independent gift cards.

BUYRITE CLUB CORP. intends to offer our members the ability to purchase products through over 700 independent merchants and over 100 gift cards. Our members will receive a percentage of savings through our membership club whereby our members accumulate savings to use for their future purchases. Therefore members can accumulate savings of 0.5% to 15% of their purchased amounts of the merchants listed on our web site. The accumulated savings by our members can be substantially greater than their membership cost in our membership club which is purely dependent on the amount of purchases the members actually completes through our merchants web sites.

We are aware that the economic condition has slowed operations substantially in 2009 and 2008 and we anticipate this continuing through 2009 and 2010 that the U.S. economy is currently in a state of uncertainty. In addition, we are aware that business trends relative to the Internet are constantly changing. The combination of changing trends relative to the Internet and uncertainty regarding economic growth could have a material impact on our short-term or long-term liquidity or revenues or income from operations.

OUR BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involves risks and uncertainties, as set forth above under "Special Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Section 1A under the heading "Risk Factors" and elsewhere in this Form 10-K.

OUR MARKET PRESENCE

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

Members, merchants and member providers (member providers are companies, organizations and groups that enroll their employees or members in the BuyRite program) may view reports on line indicating the total amount of purchases made and of savings accumulated. At the present time, when a member elects to redeem all or any portion of the savings which he or she has accumulated, the member purchases certificates or gift cards on-line that is redeemable at participating merchants or load their accumulated savings onto our stored value MasterCard, Discover Card or participating affiliated cards that can be utilized at certain online and in-store merchants for redemption.

We acquired a website (www.buyriteclub.com)and intend to market it through effective use of internet advertising such as Pay-Per-Click. The internet is the broadest medium in existence, so if you market something on the internet, it will have the widest reach with the most effective cost basis. Internet sales are in a rapidly increasing cycle.

OUR EMPLOYEES

As of September 30, 2009, BUYRITE CLUB CORP. has no permanent staff other than its sole officer and director, Judith Adelstein, who is the President and Chairman of the company. Mrs. Adelstein has the flexibility to work on BUYRITE CLUB CORP. up to 10 to 25 hours per week. She is prepared to devote more time to our operations as may be required. She is not being paid at present.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of September 30, 2009 and 2008 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGE IN ACCOUNTANTS

During the fiscal years ended September 30, 2009 and 2008, there were no disagreements with Lake & Associates CPA LLC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective at September 30, 2009.

ITEM 9B. OTHER INFORMATION.

AMENDMENT TO ARTICLES OF INCORPORATION OR BYLAWS; REVERSE STOCK SPLIT
---------------------------------------------------------------------

On September 30, 2009, the Company amended its bylaws. The changes to the bylaws consisted substantially of reversing the existing issued and outstanding common shares from 12,000,000 to 600,000. The Board of Director and majority vote of all common shareholders approved this reverse stock split by resolution and maintained the original authorized common shares of 100,000,000.

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS
------------------------------------------------------------------------------

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE

Set forth below are the names of our directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years. The Directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the Board's discretion.

Our sole officer and director will serve until his successor is elected and qualified. Our officers are elected by the Board of Directors to a term of one
(1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name and Address           Age     Position(s)
-----------------          ---     -----------
Judith Adelstein           61      President, Secretary/ Treasurer
7076 Spyglass Ave                  Principal Executive Officer
Parkland, FL 33076                 Principal Financial Officer and sole member
                                   of the Board of Directors

The person named above has held her offices/positions since the inception of our company and is expected to hold her offices/positions until the next annual meeting of our stockholders.

BIOGRAPHICAL INFORMATION

2000 to present - Substitute School Teacher with The Broward County School Board, State of Florida

BOARD COMPOSITION AND MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors is currently composed of one (1) member: Judith Adelstein. All actions of the Board of Directors require the approval of a majority of the Directors in attendance at a meeting at which a quorum is present.

COMMITTEES

Our Board of Directors currently has no committee.

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our sole Direct is not an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

   o understands generally accepted accounting principles and financial statements,

   o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

   o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

   o  understands internal controls over financial reporting, and

   o  understands audit committee functions.

INDEPENDENT DIRECTORS

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address Board of Directors ' independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of one individual who is also our executive officer.

Our executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officer and the oversight of the accounting functions.

POLICY REGARDING BOARD ATTENDANCE

Our Director is expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our Director is expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

DIRECTOR COMPENSATION

Mrs. Judith Adelstein, the sole member of our Board of Directors, is also our executive officer. We do not pay fees to directors for attendance at meetings of the Board of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Under the terms of the Indemnification Agreements, we agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in our best interests. It is our practice to reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings.

FAMILY RELATIONSHIPS

Tammi Shnider (35 years of age) is the daughter of our Sole office and Director. Mrs. Shnider is a lawyer and resides in a separate residence and has a husband and two (2) children. Mrs. Shnider is not considered a beneficial owner of Judith Adelstein. Mrs. Shnider owns 63,000 common shares (10.5%) including shares held for the benefit of grandchildren of Judith Adelstein, our sole officer and director.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Based solely upon a review of Form 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Security Exchange Act during the fiscal twelve
(12) month period ended September 30, 2009 and amendments thereto furnish to us with respect to the fiscal twelve (12) month period ended September 30, 2008 as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following Board members failed to file reports on a timely basis.

CODE OF ETHICS

In September 2008, we adopted a Code of Ethics and Business Conduct which is applicable to our employees and which also includes a Code of Ethics for our President and principal financial officers and persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

   o  honest and ethical conduct,

   o full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

   o  compliance with applicable laws, rules and regulations,

   o  the prompt reporting violation of the code, and

   o  accountability for adherence to the code.

ITEM 11. EXECUTIVE COMPENSATION

We did not pay any salaries in 2009. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

                     REMUNERATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of our sole director and officer for the period from inception (August 31, 2008) through September 30,2009.

                              CAPACITIES IN WHICH AGGREGATE
NAME OF INDIVIDUAL            REMUNERATION WAS RECEIVED                Amount
------------------            -----------------------------            ------
Judith Adelstein              Sole Executive Officer and                $ 0
                              Director

We have no employment agreements with our sole Executive Officer and Director. We will not pay compensation to Directors for attendance at meetings. We will reimburse the Directors for reasonable expenses incurred during the course of their performance.

BONUSES AND DEFERRED COMPENSATION

We do not have any agreements to issue bonuses, deferred compensation or retirement plans. From time to time, the Board of Directors grants bonuses, stock issuances and other benefits.

STOCK OPTIONS

The Company does not have any stock option plan.

PAYMENT OF POST-TERMINATION COMPENSATION

The Company does not have change-in-control agreements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 30, 2009 for (a) each of our directors, (b) each of our executive officers, (c) each stockholder known to be the beneficial owner of more than 5% of any class of the our voting securities, and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Buyrite Club Corp. 5100 West Copans Road, Suite 810, Margate, FL 33063.

Name and address                                    Percentage
Beneficial Ownership        Number of Shares        of ownership
--------------------        ----------------        ------------

Judith Adelstein               315,000 (1)              52.5%
7076 Spyglass Avenue
Parkland, FL  33076

Tammi Shnider (3)               63,000 (2)              10.5%

All Officers and               315,000                  52.5%
Directors as a Group
(1 person)
_________

(1) The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mrs. Adelstein is the only "promoter" of our company.

(2) Includes 36,000 common shares held as custody for 4 minor age children.

(3) Tammi Shnider (35 years of age) is the daughter of our Sole officer and Director. Mrs. Shnider is a lawyer and resides in a separate residence and has a husband and two (2) children. Mrs. Shnider is not considered a beneficial owner of Judith Adelstein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, the Company borrows from officers and directors. At September 30, 2009 and 2008, these loans were $1,500 and $400 respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Lake & Associates CPA LLC is the Company's independent registered public accounting firm engaged to examine the Company's consolidated financial statements for the fiscal period ended September 30, 2009 and 2008.

FEES FOR THE FISCAL PERIOD ENDED SEPTEMBER 30, 2009 AND 2008

AUDIT FEES - Lake & Associates CPA LLC was paid or accrued an aggregate fee of approximately $5,000 per period for the auditing services for the fiscal period ended September 30, 2009 and 2008. These fees for auditing services included the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the periods ended December 31, March 31, as well as well as June 30.

AUDIT RELATED FEES - Lake & Associates CPA LLC was not paid or no fees were accrued for assurance and related services that were related to the audit or review of the Company's financial statements during the fiscal years ended September 30, 2009 and 2008.

TAX FEES - Lake & Associates CPA LLC was not paid or no fees were accrued for tax compliance, advice, and planning during the fiscal years ended September 30, 2009 and 2008.

ALL OTHER FEES. Lake & Associates CPA LLC did not bill the Company for any products or services other than the foregoing during the fiscal years ended September 30, 2009 and 2008.

BOARD OF DIRECTORS PRE-APPROVAL POLICIES AND PROCEDURES

Since the establishment of the Audit Committee, our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

                                     PART IV

ITEM 15. EXHIBITS

The Exhibits listed below are filed as part of the S-1 and Amendments as filed with the Securities and Exchange Commission.

EXHIBIT NO.   DOCUMENT DESCRIPTION
-----------   --------------------

    3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 3, 2008).

    3.2 Bylaws (incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 3, 2008).

    14 Code of Ethics (incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 3, 2008).

    31.1 Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BUYRITE CLUB CORP.

         Date: December 18, 2009           By: /s/ Judith Adelstein
                                               --------------------
                                           President, Secretary/ Treasurer
                                           Principal Executive Officer
                                           Principal Financial Officer and
                                           sole member of the Board of Directors

                       BUYRITE CLUB CORPBUYRITE CLUB CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE

Report of Independent Registered Public Accounting Firm ..........       F-2

Balance Sheet ....................................................       F-3

Statements of Operations .........................................       F-4

Statements of Cash Flows .........................................       F-5

Statements of Stockholders' Equity ...............................       F-6

Notes to Financial Statements ....................................   F-7 to F-13

                                                    LAKE & ASSOCIATES, CPA'S LLC


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM


To the Board of Directors
Buyrite Club Corp.
Margate, Florida

We have audited the accompanying balance sheet of Buyrite Club Corp. as of September 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended and the period from August 31, 2008 (inception) through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buyrite Club Corp. as of September 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended and the period from August 31, 2008 (inception) through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has been in the development stage since its inception (August 31, 2008) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in the notes. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA's LLC

Lake & Associates, CPA's LLC
Boca Raton, Florida
October 19, 2009

                                                              20283 State Road 7
                                                                       Suite 300
                                                       Boca Raton, Florida 33498

                                                             Phone: 561.982.9874
                                                               Fax: 561.982.7985

                                BUYRITE CLUB CORP
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET

                                     ASSETS

                                                        September      September
                                                         30, 2009       30, 2008
                                                        ---------      ---------
CURRENT ASSETS:
  Cash and equivalents ............................      $     51      $      -
                                                         --------      --------
    Total Current Assets ..........................            51             -
                                                         --------      --------

OTHER ASSETS:
  Intellectual assets, net ........................         6,000         9,000
                                                         --------      --------

    Total Assets ..................................      $  6,051      $  9,000
                                                         ========      ========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable ................................      $      -      $      -
  Accrued expenses ................................         4,500             -
  Accrued interest payable ........................            50             -
  Loans to related parties ........................         1,500           400
                                                         --------      --------
    Total Liabilities .............................         6,050           400
                                                         --------      --------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock (par value $.001; 100,000,000 shares
    authorized; 600,000 shares issued as of
    September 30, 2009; 450,000 shares issued as of
    September 30, 2008 ............................      $    600      $    450
  Additional paid in capital ......................        38,400         8,550
  Deficit accumulated during the development stage        (38,999)         (400)
                                                         --------      --------
    Total Stockholders' Equity ....................             1         8,600
                                                         --------      --------

    Total Liabilities and Stockholders' Equity ....      $  6,051      $  9,000
                                                         ========      ========

        The accompanying notes are an integral part of these statements.

                                    BUYRITE CLUB CORP
                              (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED STATEMENTS OF OPERATIONS
          For the Period August 31, 2008 (inception) through September 30, 2009
                                                                          Cumulative from
                                                       August 31, 2008    August 31, 2008
                                    For the twelve       (Inception)        (Inception)
                                     months ended          through            through
                                     September 30,      September 30,      September 30,
                                         2009               2008               2009
                                    --------------     ---------------    ---------------
Net Sales ....................        $        -         $        -         $        -

Cost of Sales ................                 -                  -                  -
                                      ----------         ----------         ----------

Gross Profit .................                 -                  -                  -

Operating Expenses:
  Legal and Accounting .......            24,813                  -             24,813
  Consulting .................             7,486                  -              7,486
  General and Administrative .             3,250                400              3,650
  Amortization ...............             3,000                  0              3,000
                                      ----------         ----------         ----------

Total Operating Expenses .....            38,549                400             38,949
                                      ----------         ----------         ----------

Operating Loss ...............           (38,549)              (400)           (38,949)

Other income/expenses:
  Interest expense ...........               (50)                 -                (50)
                                      ----------         ----------         ----------
Total Other Income/ (Expenses)               (50)                 -                (50)

Net (loss) before Income Taxes           (38,599)              (400)           (38,999)
                                      ----------         ----------         ----------

Provision for Income Taxes ...                 -                  -                  -

Net (loss) ...................        $  (38,599)        $     (400)        $  (38,999)
                                      ==========         ==========         ==========

Basic and diluted net loss
 per common share ............        $   (0.072)        $   (0.001)
                                      ==========         ==========

Weighted average number of
 common shares outstanding ...           537,500            450,000
                                      ==========         ==========

             The accompanying notes are an integral part of these statements.

                                           F-4

                                           BUYRITE CLUB CORP
                                     (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Period August 31, 2008 (inception) through September 30, 2009
                                                                            Accumulated
                                                                             (Deficit)
                                        Common Stock          Additional      During          Total
                                   ----------------------      Paid in      Development   Stockholders'
     Par Value of $0.001            Shares        Amount       Capital        Stage          Equity
-----------------------------      --------      --------     ----------    -----------   -------------
Balance at August 31, 2008
 (date of inception) ........             -      $      -      $      -      $      -       $      -

Common Stock issued for
 subscription agreement .....       450,000           450         8,550             -          9,000

Net (loss) for the period
 ending September 30, 2008 ..             -             -             -          (400)          (400)
                                   --------      --------      --------      --------       --------

Balance at September 30, 2008       450,000           450         8,550          (400)         8,600
                                   --------      --------      --------      --------       --------

Common shares issued for
 services February 28, 2009 .        94,000            94        18,706             -         18,800

Common shares issued for cash
 February 28, 2009 ..........        56,000            56        11,144             -         11,200

Net (loss) for the twelve
 month period ending
 September 30, 2009 .........             -             -             -       (38,599)       (38,599)
                                   --------      --------      --------      --------       --------

Balance at September 30, 2009       600,000      $    600      $ 38,400      $(38,999)      $      1
                                   ========      ========      ========      ========       ========

                    The accompanying notes are an integral part of these statements.

                                                  F-5

                                             BUYRITE CLUB CORP
                                       (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED STATEMENTS OF CASH FLOWS
                   For the Period August 31, 2008 (inception) through September 30, 2009
                                                                                           Cumulative from
                                                                         August 31, 2008   August 31, 2008
                                                        For the twelve     (Inception)       (Inception)
                                                         months ended        through           through
                                                         September 30,    September 30,     September 30,
                                                             2009             2008              2009
                                                        --------------   ---------------   ---------------
OPERATING ACTIVITIES:
  Net loss ..........................................      $(38,599)        $   (400)         $(38,999)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Increase in amortization ........................         3,000                -             3,000
    Issuance of common stock for services ...........        18,800                -            18,800

    Changes in operating assets and liabilities:
      Increase/(Decrease) in accrued expenses .......         4,500                -             4,500
                                                           --------         --------          --------

        Net cash used in operating activities .......       (12,299)            (400)          (12,699)
                                                           --------         --------          --------

FINANCING ACTIVITIES:
  Issuance of common stock for cash .................        11,200                -            11,200
  Increase in accrued interest payable ..............            50                -                50
  Loans payable - related parties ...................         1,100              400             1,500
                                                           --------         --------          --------

        Net cash provided by (used in) financing
         activities .................................        12,350              400            12,750
                                                           --------         --------          --------

NET INCREASE IN CASH ................................            51                -                51
                                                           --------         --------          --------

CASH BEGINNING BALANCE ..............................             -                -                 -

CASH ENDING BALANCE .................................      $     51         $      -          $     51
                                                           ========         ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Taxes paid ........................................      $      -         $      -          $      -
                                                           ========         ========          ========
  Interest paid .....................................      $      -         $      -          $      -
                                                           ========         ========          ========

CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND
 FINANCING ACTIVITIES:
  Issuance of common stock for subscription agreement      $      -         $  9,000          $  9,000
                                                           ========         ========          ========

                     The accompanying notes are an integral part of these statements.

                                                    F-6

                               BUYRITE CLUB CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2009

NOTE 1 ORGANIZATION

         BUYRITE CLUB CORP. (a development stage enterprise) (the Company) was formed on August 31, 2008 in the State of Florida. The Company's activities to date have been primarily directed towards the raising of capital, acquiring intellectual properties and beta testing its web site www.buyriteclub.com.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company
-------------------------------------------------

         The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Accounting Method
-----------------

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on September 30.

Income Taxes
------------

         The Company accounts for income taxes as outlined in the Accounting Standards Codification ("ASC") 740 "Income Taxes", which was previously Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2009.

Cash Equivalents
----------------

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                               BUYRITE CLUB CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Estimates
---------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Impairment of Long-Lived Assets
-------------------------------

         In accordance with Accounting Standards Codification ("ASC") 360-10-05-4 "Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets", which was previously Financial Accounting SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

Basic Loss Per Common Share
---------------------------

         Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at September 30, 2009 for purposes of computing fully diluted earnings per share.

Dividends
---------

         The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

                               BUYRITE CLUB CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Share-Based Payments
--------------------

         The Company adopted Accounting Standards Codification ("ASC") 718 "Compensation - Stock Compensation", which was previously Statement of Financial Accounting standards ("SFAS") No. 123 (Revised December 2004), "Share-Based Payment" (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", which the company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Bulletin No. 107("SAB No. 107"), to provide guidance on SFAS 123R. The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

         Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee's requisite service period. The Company adopted the provisions of the SFAS 123R in its fiscal year ended September 30, 2008 using the modified prospective application method.

         The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date (or date of adoption) and subsequently modified or cancelled; prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, "Accounting for Stock-Based Compensation".

Fair value of Financial Instruments
-----------------------------------

         Financial instruments consist principally of cash, trade and related party payables, accrued liabilities, short-term obligations and notes payable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Related Parties
---------------

         Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

                               BUYRITE CLUB CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

Impact of New Accounting Standards
----------------------------------
FASB Accounting Standards Codification

(Accounting Standards Update ("ASU") 2009-01)

         In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

         As a result of the Company's implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification ("ASC") 855 "Subsequent Events", previously SFAS No. 165 "Subsequent Events")

         SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued ("subsequent events"). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company's financial statements. The Company evaluated for subsequent events through the issuance date of the Company's financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 "Intangibles -- Goodwill and Other", previously FSP SFAS No. 142-3 "Determination of the Useful Lives of Intangible Assets")

                               BUYRITE CLUB CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2009

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

         FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company's financial statements.

Noncontrolling Interests

(Included in ASC 810 "Consolidation", previously SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51")

         SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests is recognized as an adjustment to additional paid-in capital in stockholders' equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

         The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading "net income attributable to noncontrolling interests." The adoption of SFAS No. 160 did not have any other material impact on the Company's financial statements.

Consolidation of Variable Interest Entities -- Amended

(To be included in ASC 810 "Consolidation", SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)")

         SFAS No. 167 amends FASB Interpretation No. 46(R) "Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company's financial statements.

                               BUYRITE CLUB CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2009

NOTE 3 GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations.

         If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

         There is no provision for income taxes due to continuing losses. At September 30, 2009, the Company has net operating loss carryforwards for tax purposes of approximately $39,000 which expire through 2029. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 5 RELATED PARTY TRANSACTIONS

         On September 1, 2008, the company entered into a loan agreement with Ms. Judy Adelstein, its sole officer and director for the amount of $5,000. Under the terms and conditions of the subscription agreement, the Company will be advanced cash and cash equivalents as required to pay operating expenses. As of September 30, 2009 the Company has been advanced $1,500 and $400 at September 30, 2008. The loan shall accrue interest at 3.60% and be due in 36 months as a balloon payment for both interest and principal as of September 1, 2011.

         The Company does not lease or rent any property. Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                               BUYRITE CLUB CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2009

NOTE 6 PURCHASE AGREEMENT FOR INTELLECTUAL PROPERTY.

         On September 5, 2008, the company entered into a purchase agreement to acquire the intellectual property of BUYRITECLUBCORP.com including the web domain name (www.buyriteclub.com) from a related party including the developed concept and web design. The purchase price was for $9,000 payable with the issuance of the Company's common share at $0.001 per share and closed on September 15, 2008.

NOTE 7 WEBSITE DEVELOPMENT COSTS

         The Company has capitalized costs in acquiring their website which consisted of the following at September 30, 2009:

                                                 September 30, 2009
                                                 ------------------
                      Web site costs .........       $ 9,000
                      Accumulated Amortization        (3,000)
                                                     -------
                      Web site costs, Net ....       $ 6,000
                                                     =======

         The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into beta testing services commencing October 1, 2008.

NOTE 8 COMMON STOCK

         On January 29, 2009, our registration statement on Form S-1 became effective. The company completed the process of selling 3,000,000 shares of our par value $0.001 common stock for cash ($11,200) and services ($18,800) for a total of $30,000 on February 28, 2009.

NOTE 9 REVERSE STOCK SPLIT

         On September 30, 2009, the board of directors of the company authorized, approved and adopted a resolution authorizing the combination of the Company's common stock, $.001 par value per share on a basis of one (1) share for each twenty (20) shares issued and outstanding at September 30, 2009 ("Reverse Split"). Accordingly, there were 12,000,000 pre-split common shares issued and outstanding and following the Reverse Split will be 600,000 common shares issued and outstanding at September 30, 2009.

         The Reverse Split affected all of the holders of all classes of the Company's common stock uniformly and did not affect any stockholders' percentage ownership interest in the Company or proportionate voting power.

         The authorized common shares will remain the same of 100,000,000 common shares, $.001 par value at September 30, 2009.