Form 10-Q
period 2009-12-31
Buyrite Club Corp.
filed 2010-02-12
CIK 1449001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended December 31, 2009
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 333-154931
                       ----------

                               Buyrite Club Corp.
                               ------------------
             (Exact name of registrant as specified in its charter)

             Florida                                       26-3290093
             -------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

7076 Spyglass Avenue, Parkland, Florida                       33076
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                5100 West Copans Road Ste 810, Margate, Fl 33063
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares as of February 12, 2009.

                               BUYRITE CLUB CORP.
                                    FORM 10-Q
                         Quarter Ended December 31, 2009

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements ...........................................   3

      Condensed Balance Sheets
      December 31, 2009 (Unaudited) and September 30, 2009 .................   3

      Condensed Statements of Operations (Unaudited)
      For the Three Months ended December 31, 2009..........................   4

      Statement of Stockholders Equity
      For the Period August 31, 2008 through December 31, 2009 .............   5

      Condensed Statements of Cash Flows (Unaudited)
      For the Three Months Ended December 31, 2009 .........................   6

      Notes to the Condensed Financial Statements (Unaudited) ..............   7

   Item 2 - Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations ..................   9

   Item 4 - Controls and Procedures ........................................  11

PART II - OTHER INFORMATION

   Item 6 - Exhibits .......................................................  13

Signatures .................................................................  14

                                BUYRITE CLUB CORP
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET

                                     ASSETS
                                     ------
                                                       Unaudited      Audited
                                                     December 31,  September 30,
                                                          2009          2009
                                                     ------------  -------------
CURRENT ASSETS:
  Cash and equivalents ............................    $     93      $     51
                                                       --------      --------
    Total Current Assets ..........................          93            51
                                                       --------      --------

OTHER ASSETS:
  Intellectual assets,  net .......................       5,250         6,000
                                                       --------      --------

    Total Assets ..................................    $  5,343      $  6,051
                                                       ========      ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable ................................    $      -      $      -
  Accrued expenses ................................       3,092         4,500
  Accrued interest payable ........................          50            50
  Loans to related parties ........................       4,950         1,500
                                                       --------      --------
    Total Liabilities .............................       8,092         6,050
                                                       --------      --------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock (par value $.001; 100,000,000 shares
    authorized; 600,000 shares issued as of
    September 30, 2009; 450,000 shares issued as of
    September 30, 2008 ............................    $    600      $    600
  Additional paid in capital ......................      38,400        38,400
  Deficit accumulated during the development stage      (41,749)      (38,999)
                                                       --------      --------
    Total Stockholders' Equity ....................      (2,749)            1
                                                       --------      --------

    Total Liabilities and Stockholders' Equity ....    $  5,343      $  6,051
                                                       ========      ========

        The accompanying notes are an integral part of these statements.

                                BUYRITE CLUB CORP
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
      For the Period August 31, 2008 (inception) through December 31, 2009
                                   (Unaudited)

                                                                 Cumulative from
                                                                 August 31, 2008
                                 For the three   For the three     (Inception)
                                  months ended    months ended       through
                                  December 31,    December 31,     December 31,
                                      2009            2008             2009
                                 -------------   -------------   ---------------

Net Sales ....................     $       -       $       -       $       -

Cost of Sales ................             -               -               -
                                   ---------       ---------       ---------

Gross Profit .................             -               -               -

Operating Expenses:
  Legal and Accounting .......         1,500           6,813          26,313
  Consulting .................             0               -           7,486
  General and Administrative .           500             500           4,150
  Amortization ...............           750             750           3,750
                                   ---------       ---------       ---------

Total Operating Expenses .....         2,750           8,063          41,699
                                   ---------       ---------       ---------

Operating Loss ...............        (2,750)         (8,063)        (41,699)

Other income/expenses:
  Interest expense ...........             0               -             (50)
                                   ---------       ---------       ---------
Total Other Income/ (Expenses)             0               -             (50)

Net (loss) before Income Taxes        (2,750)         (8,063)        (41,749)
                                   ---------       ---------       ---------

Provision for Income Taxes ...             -               -               -

Net (loss) ...................     $  (2,750)      $  (8,063)      $ (41,749)
                                   =========       =========       =========

Basic and diluted net loss per
 common share ................     $  (0.005)      $  (0.018)
                                   =========       =========

Weighted average number of
 common shares outstanding ...       600,000         450,000
                                   =========       =========

        The accompanying notes are an integral part of these statements.

                                          BUYRITE CLUB CORP
                                    (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Period August 31, 2008 (inception) through December 31, 2009
                                                                         Accumulated
                                                                          (Deficit)
                                      Common Stock         Additional      During         Total
                                  ---------------------     Paid in      Development   Stockholders'
Par Value of $0.001                Shares       Amount      Capital         Stage         Equity
-----------------------------     --------     --------    ----------    -----------   -------------
Balance at August 31, 2008
 (date of inception) ........            -     $      -     $      -      $      -       $      -

Common Stock issued for
 subscription agreement .....      450,000          450        8,550             -          9,000

Net (loss) for the period
 ending September 30, 2008 ..            -            -            -          (400)          (400)
                                  --------     --------     --------      --------       --------

Balance at September 30, 2008      450,000          450        8,550          (400)         8,600
                                  --------     --------     --------      --------       --------

Common shares issued for
 services February 28, 2009 .       94,000           94       18,706             -         18,800

Common shares issued for cash
 February 28, 2009 ..........       56,000           56       11,144             -         11,200

Net (loss) for the twelve
 month period ending
 September 30, 2009 .........            -            -            -       (38,599)       (38,599)
                                  --------     --------     --------      --------       --------

Balance at September 30, 2009      600,000          600       38,400       (38,999)             1
                                  --------     --------     --------      --------       --------

Net (loss) for the quarter
 ending December 31, 2009 ...            -            -            -        (2,750)        (2,750)
                                  --------     --------     --------      --------       --------

Balance at December 31, 2009       600,000     $    600     $ 38,400      $(41,749)      $ (2,749)
                                  ========     ========     ========      ========       ========

                  The accompanying notes are an integral part of these statements.

                                                  5

                                          BUYRITE CLUB CORP
                                    (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED STATEMENTS OF CASH FLOWS
                 For the Period August 31, 2008 (inception) through December 31, 2009
                                                                                     Cumulative from
                                                                                     August 31, 2008
                                                     For the three   For the three     (Inception)
                                                      months ended    months ended       through
                                                      December 31,    December 31,     December 31,
                                                          2009            2008             2009
                                                     -------------   -------------   ---------------
OPERATING ACTIVITIES:
  Net loss ......................................      $ (2,750)       $ (8,063)        $(41,749)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Increase in amortization ....................           750             750            3,750
    Issuance of common stock for services .......             -               -           18,800

    Changes in operating assets and liabilities:
      Increase/(Decrease) in accrued expenses ...        (1,408)          2,313            3,092
                                                       --------        --------         --------

        Net cash used in operating activities ...        (3,408)         (5,000)         (16,107)
                                                       --------        --------         --------

FINANCING ACTIVITIES:
    Issuance of common stock for cash ...........             -               -           11,200
    Increase in accrued interest payable ........             -               -               50
    Loans payable - related parties .............         3,450           5,000            4,950
                                                       --------        --------         --------

        Net cash provided by (used in) financing
         activities .............................         3,450           5,000           16,200
                                                       --------        --------         --------

NET INCREASE IN CASH ............................            42               -               93
                                                       --------        --------         --------

CASH BEGINNING BALANCE ..........................            51               -                -

CASH ENDING BALANCE .............................      $     93        $      -         $     93
                                                       ========        ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Taxes paid ....................................      $      -        $      -         $      -
                                                       ========        ========         ========
  Interest paid .................................      $      -        $      -         $      -
                                                       ========        ========         ========

CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of common stock for subscription
   agreement ....................................     $       -        $  9,000         $  9,000
                                                       ========        ========         ========

                  The accompanying notes are an integral part of these statements.

                                                  6

                               Buyrite Club Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2009, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements. The results of operations for the period ended December 31, 2009 is not necessarily indicative of the operating results for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - Development Stage Company
     -------------------------------------------------

     The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity/(deficit)and cash flows disclose activity since the date of the Company's inception.

     Recently Issued Accounting Pronouncements
     -----------------------------------------

     The company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

     Subsequent Events
     -----------------

     We evaluated subsequent events through the date and time our financial statements were issued on February 10, 2010.

                               Buyrite Club Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2009

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

NOTE 4 - LOANS TO RELATED PARTIES

     From time to time, we borrow from our sole officer and director. At December 31, 2009, we borrowed $4,950.

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

COMPANY HISTORY

BUYRITE CLUB CORP.("BUYRITE CLUB CORP.") is a development stage company, incorporated in the State of Florida on August 31, 2008, to acquire, develop and market a website ("www.buyriteclub.com")and sell memberships to individuals to join into a membership club whereby savings through merchant purchases can be earned for over 850 distinct merchants and over 100 gift cards. The members earn their savings by purchasing products through the independent merchants and gift cards whereby accumulating those savings through membership points.

The initial advantage to members joining the club are the savings incurred by each member while they shop on the internet with the over 850 merchants and over 100 gift cards. In other words, as the members earn savings through normal purchases on the internet with independent merchants and gift cards. The internet provides the lowest cost marketing arena with the broadest audience for these type of product sales.

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

We are a development stage company organized to market an internet private membership club to offer a savings through internet purchases for our members at over 850 merchants and over 100 gift cards.

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

From inception to December 31, 2009, the company's business operations have primarily been focused on developing our business plan and market research.

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

We incurred operating expenses of $2,750 for the three months ended December 31, 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our net losses from inception through December 31, 2009 were $41,749. As we were incorporated on August 31, 2008 and we are a development stage company, there are no reliable comparative figures to previous years.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company and have generated no revenue to date. At December 31, 2009 our cash in the bank was $93.

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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Sole Officer in connection with the review of our financial statements as of December 31, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by June 30, 2010.

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

                                      Buyrite Club Corp.
                                      (Registrant)

February 12, 2010                     By: /s/ Judith Adelstein
                                      ------------------------
                                      Judith Adelstein, President, Director,
                                      Principal Executive Officer and
                                      Principal Financial and Accounting Officer