Form 10-Q
period 2010-03-31
Buyrite Club Corp.
filed 2010-05-12
CIK 1449001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-154931

BUYRITE CLUB CORP.

(Exact name of registrant as specified in its charter)

Florida	26-3290093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7076 Spyglass Avenue, Parkland, Florida	33076
(Address of principal executive offices)	(Zip Code)

(954) 599-3672

(Issuer’s telephone number, including area code)

        Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer        ☐                                                                             Accelerated filer                             ☐

           Non-accelerated filer          ☐                                                                             Smaller reporting company           ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.001	600,000 shares

BUYRITE CLUB CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at March 31, 2010 (unaudited) and September 30, 2009 (audited)	3

Condensed Statements of Operations for the three and six months ended March 31, 2010 and 2009 and the cumulative period from August 31, 2008 (inception) through March 31, 2010	4

Condensed Statements of Cash Flows at March 31, 2010	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4T. Controls and Procedures.	14

Part II Other Information	15

Item 1. Legal Proceeding.	15

Item 1A. Risk Factors.	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3. Defaults Upon Senior Securities.	15

Item 4. (Removed and Reserved).	15

Item 5. Other Information.	15

Item 6. Exhibits.	15

Signatures	16

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

	Unaudited March 31, 2010	Audited September 30, 2009
ASSETS

CURRENT ASSETS:
Cash and equivalents	$93	$51
Total Current Assets	93	51

OTHER ASSETS:
Intellectual assets, net	4,500	6,000

Total Assets	$4,593	$6,051

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued expenses	1,042	4,500
Accrued interest payable	137	50
Loans from related parties	8,000	1,500
Total Liabilities	9,179	6,050

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock , par value $.001; 100,000,000 shares authorized;
600,000 shares issued as of March 31, 2010 and September 30, 2010	$600	$600
Additional paid in capital	38,400	38,400
Deficit accumulated during the development stage	(43,586)	(38,999)
Total Stockholders' Equity/(Deficit)	(4,586)	1

Total Liabilities and Stockholders' Equity/(Deficit)	$4,593	$6,051

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period August 31, 2008 (inception) through March 31, 2010

(Unaudited)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009	For the six months ended March 31, 2010	For the six months ended March 31, 2009	Cumulative from August 31, 2008 (inception) through March 31, 2010

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	500	12,500	2,000	19,313	26,813
Consulting	—	7,486	—	7,486	7,486
General and Administrative	500	2,250	1,000	2,750	4,650
Amortization	750	750	1,500	1,500	4,500

Total Operating Expenses	1,750	22,986	4,500	31,049	43,449

Operating Loss	(1,750)	(22,986)	(4,500)	(31,049)	(43,449)

Other income/expenses:
Interest expense	(87)	—	(87)	—	(137)
Total Other Income/(Expenses)	—	—	—	—	(137)

Net (loss) before Income Taxes	(1,837)	(22,986)	(4,587)	(31,049)	(43,586)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(1,837)	$(22,986)	$(4,587)	$(31,049)	$(43,586)

Basic and diluted net loss per common share	**	$(0.05)	**	$(0.07)

Weighted average number of common shares outstanding	600,000	500,000	600,000	475,000

** - Less than $0.01 per share

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period August 31, 2008 (inception) through March 31, 2010

	For the six months ended March 31, 2010	For the six months ended March 31, 2009	Cumulative from August 31, 2008 (inception) through March 31, 2010

OPERATING ACTIVITIES:
Net loss	$(4,587)	$(31,049)	$(43,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	1,500	1,500	4,500
Issuance of common stock for services	—	18,800	18,800

Changes in operating assets and liabilities:
Increase/(Decrease) in accrued expenses	(3,458)	—	1,042

Net cash used in operating activities	(6,545)	(10,749)	(19,244)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	11,200	11,200
Increase in accrued interest payable	87	—	137
Loans payable - related parties	6,500	(400)	8,000

Net cash provided by (used in) financing activities	6,587	10,800	19,337

NET INCREASE IN CASH	42	51	93

CASH BEGINNING BALANCE	51	—	—

CASH ENDING BALANCE	$93	$51	$93

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$—	$—	$9,000

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended September 30, 2009 and 2008 and the period August 31, 2008 (inception) through September 30, 2009 were filed on December 18, 2009 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended March 31, 2010 and for the period August 31, 2008 (inception) through March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended September 30, 2010.

NOTE 2 – DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

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

Our principal executive office is located at 7076 Spyglass Avenue, Parkland, FL  33076.  Our telephone number is (954) 599-3672.  Our fiscal year ends on September 30.

Basis of Presentation

The accompanying financial statements have been prepared by the Company. The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares and loans from its sole officer and director, Judith Adelstein.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.

Management’s plans to obtain such resources for the Company include obtaining capital from the sale of shares of shares of common stock of the Company and/or financing from independent third parties. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

Development Stage Risk

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained.  Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis, and include finished goods.

Revenue Recognition

The Company recognizes revenue when:

●	Persuasive evidence of an arrangement exists;
●	Shipment has occurred;
●	Price is fixed or determinable; and
●	Collectability is reasonably assured.

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from August 31, 2008 (inception) to March 31, 2010, the Company recognized no revenues.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260 “Earnings per Share” which was previously Statement of Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”).  Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Share Based Payments

(included in ASC 718 “Compensation-Stock Compensation”

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted 1on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

Effective commencing on the year ended September 30, 2008, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Recent Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on May 7, 2010.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 4 – EQUITY TRANSACTIONS

On September 15, 2008, the Company issued 450,000 shares of common stock for $9,000. Our sole officer and director, Judith Adelstein, was issued 315,000 common shares and the balance of 135,000 was issued to other shareholders on September 15, 2008.

On February 28, 2009, the Company completed its public offering pursuant to its Form S-1 Registration Statement. The total proceeds of this offering consisted of a total of $30,000 for the issuance of 150,000 common shares to 44 other shareholders.

On September 30, 2009, the board of directors of the company authorized, approved, and adopted a resolution authorizing the combination of the Company’s common stock, $.001 par value per share on a basis of one (1) share for each twenty (20) shares issued and outstanding at September 30, 2009 (“Reverse Split”).  Accordingly, there were 12,000,000 pre-split common shares issued and outstanding and following the Reverse Split there are 600,000 common shares issued and outstanding at September 30, 2009.  All share amounts, including those stated above, have been adjusted to reflect the Reverse Split.

NOTE 5 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2010, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 – RELATED PARTY TRANSACTIONS

On September 1, 2008, the company entered into a loan agreement with Ms. Judy Adelstein, its sole officer and director. Under the terms and conditions of the subscription agreement, the Company will be advanced cash and cash equivalents as required to pay operating expenses. As of March 31, 2010 and September 30, 2009, the Company has been advanced $8,000 and $1,500, respectively. The loan shall accrue interest at 3.60% and be due in 36 months as a balloon payment for both interest and principal as of September 1, 2011.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed on December 18, 2009 with the Securities and Exchange Commission and are hereby referenced.

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the gaming/entertainment industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

BUYRITE CLUB CORP. ("THE COMPANY") is a development stage company, incorporated in the State of Florida on August 31, 2008, to acquire, develop and market a website ("www.buyriteclub.com") to sell memberships offering discounts to customers through our internet retail mall, which is currently being beta tested.

We anticipate that our customers will have a good experience because of the consolidated approach of purchasing merchandise from an assortment of known and distinct retailers while offering a loyalty program represented by discounts through the internet membership program.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $19,244 from inception of August 31, 2008 to March 31, 2010 and has an accumulated deficit of $43,586 through March 31, 2010.

This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.  If we are unable to obtain adequate capital, we could be forced to cease operations.  There can be no assurance that we will operate at a profit or additional debt or equity financing will be available, or if available, can be obtained on satisfactory terms.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates these estimates and assumptions, including but not limited to those related to revenue recognition and the impairment of long-lived assets, goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

 Stock Compensation

(included in ASC 718 “Compensation-Stock Compensation”)

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records the expense of such services to employees and non employees based on the estimated fair value of the equity instrument using the Black-Scholes pricing model.

Revenue Recognition

(included in ASC 605 “Revenue Recognition”)

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes. Amounts received in advance for subscription services, are deferred and recognized as revenue over the subscription term.

Outlook

The most important metric by which we judge the Company’s performance now and in the near term is top line sales growth. Our current commitment to develop and deliver quality products means that, for the near future, bottom line profitability will be a poor indicator of our success.

Since investors are certain to be the primary, near term source of liquidity to support our development and marketing efforts, our liquidity will be driven by our ability to attract repeat investments from current shareholders and to find new ones. This in turn may be materially impacted by the general investment climate.

Our primary marketing challenge for the coming 12 months is to achieve market awareness through our web portal (www.buyriteclub.com) currently under development and anticipated to be completed for beta testing in the fourth quarter of 2010. Additionally, management is seeking new acquisitions to complement existing products.

Revenues

These forward-looking statements, pertaining to revenues, are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.

You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the third quarter of 2010 when our website (www.buyriteclub.com) has completed it’s beta testing and is available for customers. We do not expect our revenues to increase significantly until fourth quarter of 2010.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, chief financial officer and sole director have foregone full salary payments during the initial stages of the business during 2011, we anticipate compensation to commence. In addition, we believe in the 2011 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Six Months Ended March 31, 2010 Compared to March 31, 2009

Revenues. The Company’s revenues for the six months ended March 31, 2010 and 2009 were $0.

Legal and Accounting Expenses. Legal and Accounting expenses for the six months ended March 31, 2010 were $2,000 as compared to $19,313 for the six months ended March 31, 2009. The decrease in legal and accounting expenses were a direct result of professional fees associated with the company’s initial public offering.

Consulting. Consulting expenses for the six months ended March 31, 2010 were $0 as compared to $7,486 for the six months ended March 31, 2009. The decrease in consulting expenses were a direct result of consulting fees associated with the company’s initial public offering.

General and Administrative Expenses. General and administrative expenses for the six months ended March 31, 2010 were $1,000 compared to $2,750 for the six months ended March 31, 2009.  The reduction of $1,750 was a direct result of costs associated with the Company’s initial public offering and stock compensation.

Amortization. Amortization expense for the six months ended March 31, 2010 and 2009 were $1,500 respectively. This expense is represented by the amortization of the company’s website (www.buyriteclub.com).

Interest Expense. Interest expense for the six months ended March 31, 2010 and 2009 were $87 and $0, respectively. This expense is the accrued interest due on the officer loan.  Quarterly accruals are being made beginning second quarter 2010 as the loan balance is growing.

Net Loss. Net loss for the six months ended March 31, 2010 was $4,587 as compared to $31,049 for the six months ended March 31, 2009.  The decrease in net loss was a direct result of professional and consulting fees associated with the company’s initial public offering.

Results for the Three Months Ended March 31, 2010 as Compared to March 31, 2009

Revenues. The Company’s revenues for the three months ended March 31, 2010 and 2009 were $0.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended March 31, 2010 were $500 as compared to $12,500 for the three months ended March 31, 2009. The decrease in legal and accounting expenses were a direct result of professional fees associated with the company’s initial public offering.

Consulting. Consulting expenses for the three months ended March 31, 2010 were $0 as compared to $7,486 for the three months ended March 31, 2009.  The decrease in consulting expenses were a direct result of consulting fees associated with the company’s initial public offering.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 were $500 compared to $2,250 for the three months ended March 31, 2009.  The reduction of $1,750 was a direct result of costs associated with the Company’s initial public offering and stock compensation.

Amortization. Amortization expense for the three months ended March 31, 2010 and 2009 were $750 respectively. This expense is represented by the amortization of the company’s website (www.buyriteclub.com).

Interest Expense. Interest expense for the three months ended March 31, 2010 and 2009 were $87 and $0, respectively. This expense is the accrued interest due on the officer loan.  Quarterly accruals are being made beginning second quarter 2010 as the loan balance is growing.

Net Loss. Net loss for the three months ended March 31, 2010 was $1,837 as compared to $22,986 for the three months ended March 31, 2009.  The decrease in of net loss of $21,149 was a direct result of professional and consulting fees associated with the company’s initial public offering.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of cash flow to meet its requirements and needs for cash. Since its inception, the Company has been funded by its founders with loans and through its initial public offering.  At March 31, 2010, we had a working capital deficit of $9,086 and an accumulated deficit of $43,586, as compared to a working capital deficit of $5,999 and an accumulated deficit of $38,999 at September 30, 2009.

As of March 31, 2010 and September 30, 2009, total current assets were $93 and $51 respectively.

As of March 31, 2010, total current liabilities were $9,179 of which $8,000 were loans from related parties and $1,179 accrued expenses.  As of September 30, 2009, total current liabilities were $6,050, which consisted of $4,550 of accrued expenses and $1,500 of loans from related parties.

Cash flows from financing activities through loans from related parties and cash generated through the company’s initial public offering represented the Company’s principal source of cash since August 31, 2008 (inception) through March 31, 2010.

Intangible Assets

Intangible assets consist of a web portal (www.buyriteclub.com), which is recorded at cost and amortized over a straight-line basis.  The amortization expense for the six month period ended March 31, 2010 and March 31, 2009 was $1,500.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the six month periods ended March 31, 2010 and March 31, 2009.

Material Commitments

There were no material commitments during the six month periods ended March 31, 2010 and March 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any anticipate entering into any off-balance arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are not subject to risks related to foreign currency exchange rate fluctuations.  Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceeding.

None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits

(a)          Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Accounting and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUYRITE CLUB CORP.

DATE: May 11, 2010	By:	/s/ Judith Adelstein
Judith Adelstein
President, Chief Financial Officer, Principal Executive Officer, and Principal Accounting and Financial Officer