Form 10-Q
period 2010-06-30
Buyrite Club Corp.
filed 2010-07-07
CIK 1449001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer        ☐                                                                             Accelerated filer                            ☐

           Non-accelerated filer          ☐                                                                             Smaller reporting company          ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2010
Common Stock, $0.0001	625,000 shares

BUYRITE CLUB CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at June 30, 2010 (unaudited) and September 30, 2009 (audited)	3

Condensed Statements of Operations for the three and nine months ended June 30, 2010 and 2009 and the cumulative period from August 31, 2008 (inception) through June 30, 2010	4

Statement of Stockholders’ Equity for the period August 31, 2008 (inception) through June 30, 2010	5

Condensed Statements of Cash Flows at June 30, 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4T. Controls and Procedures.	15

Part II Other Information	15

Item 1. Legal Proceeding.	15

Item 1A. Risk Factors.	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3. Defaults Upon Senior Securities.	15

Item 4. (Removed and Reserved).	15

Item 5. Other Information.	15

Item 6. Exhibits.	15

Signatures	16

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

	Unaudited June 30, 2010	Audited September 30, 2009
ASSETS

CURRENT ASSETS:
Cash and equivalents	$1	$51
Total Current Assets	1	51

OTHER ASSETS:
Intellectual assets, net	3,750	6,000

Total Assets	$3,750	$6,051

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued expenses	—	4,500
Accrued interest payable	—	50
Loans from related parties	—	1,500
Total Liabilities	—	6,050

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001; 10,000,000 shares authorized;
0 issued at June 30, 2010 and September 30, 2009	$—	$—
Common stock , par value $.0001; 500,000,000 shares authorized;
625,000 shares issued as of June 30, 2010 and 600,000 shares issued
at September 30, 2010	63	60
Additional paid in capital	48,937	38,940
Deficit accumulated during the development stage	(45,249)	(38,999)
Total Stockholders' Equity	3,751	1

Total Liabilities and Stockholders' Equity	$3,751	$6,051

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period August 31, 2008 (inception) through June 30, 2010

(Unaudited)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the nine months ended June 30, 2010	For the nine months ended June 30, 2009	Cumulative from August 31, 2008 (inception) Through June 30, 2010

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	500	1,000	2,500	20,313	27,313
Consulting	—	—	—	7,486	7,486
General and Administrative	377	500	1,377	3,250	5,027
Amortization	750	750	2,250	2,250	5,250

Total Operating Expenses	1,627	2,250	6,127	33,299	45,076

Operating Loss	(1,627)	(2,250)	(6,127)	(33,299)	(45,076)

Other income/expenses:
Interest expense	36	—	123	—	173
Total Other Income/(Expenses)	36	—	123	—	173

Net (loss) before Income Taxes	(1,663)	(2,250)	(6,250)	(33,229)	(45,249)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(1,663)	$(2,250)	$(6,250)	$(33,229)	$(45,249)

Basic and diluted net loss per common share	**	**	$(0.01)	$(0.06)

Weighted average number of common shares outstanding	602,000	600,000	600,607	600,000

** - Less than $0.01 per share

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

For the Period August 31, 2008 (inception) through June 30, 2010

						Accumulated
						(Deficit)
					Additional	During	Total
	Preferred Stock		Common Stock		Paid in	Development	Stockholders'
Par Value of $0.0001	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance at August 31, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—

Common Stock issued for subscription agreement	—	—	450,000	45	8,955	—	9,000

Net (loss) for the period ending
September 30, 2008	—	—	—	—	—	(400)	(400)

Balance at September 30, 2008	—	—	450,000	45	8,955	(400)	8,600

Common shares issued for
services February 28, 2009	—	—	94,000	9	18,791	—	18,800

Common shares issued for cash
February 28, 2009	—	—	56,000	6	11,194	—	11,200

Net (loss) for the twelve month
period ending September 30, 2009	—	—	—	—	—	(38,599)	(38,599)

Balance at September 30, 2009	—	—	600,000	60	38,940	(38,999)	1

Net (loss) for the six month
period ending March 31, 2010	—	—	—	—	—	(4,587)	(4,587)

Balance at March 31, 2010	—	—	600,000	60	38,940	(43,586)	(4,586)

Common shares issued for
liabilities June 22, 2010	—	—	25,000	3	9,997	—	10,000

Net (loss) for the three months ended June 30, 2010	—	—	—	—	—	(1,663)	(1,663)

Balance at June 30, 2010	—	$—	625,000	$63	$48,937	$(45,249)	$3,751

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period August 31, 2008 (inception) through June 30, 2010

	For the nine months ended June 30, 2010	For the nine months ended June 30, 2009	Cumulative from August 31, 2008 (inception) through June 30, 2010

OPERATING ACTIVITIES:
Net loss	$(6,250)	$(33,229)	$(45,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	2,250	2,250	5,250
Issuance of common stock for services	1,600	18,800	20,400
Issuance of common stock for interest	173	—	173
Changes in operating assets and liabilities:
Increase/(Decrease) in accrued expenses	(4,500)	—	—

Net cash used in operating activities	(6,727)	(12,179)	(19,426)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	11,200	11,200
Increase (decrease) in accrued interest payable	(50)	—	—
Borrowings from related parties	6,727	1,030	8,227

Net cash provided by (used in) financing activities	6,677	12,230	19,427

NET INCREASE IN CASH	(50)	51	1

CASH BEGINNING BALANCE	51	—	—

CASH ENDING BALANCE	$1	$51	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$—	$—	$9,000
Issuance of common stock for debt	$8,227	$—	$8,227

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended September 30, 2009 and 2008 and the period August 31, 2008 (inception) through September 30, 2009 were filed on December 18, 2009 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended June 30, 2010 and for the period August 31, 2008 (inception) through June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended September 30, 2010.

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

The initial advantage to members joining the club is the savings incurred by each member while they shop on the internet with the over 700 merchants and over 100 gift cards. In other words,  the members earn savings through normal purchases on the internet with independent merchants and gift cards. The internet provides the lowest cost marketing arena with the broadest audience for these types of product sales.

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

On June 22, 2010, the company amended its articles of incorporation and bylaws to increase the authorized common stock to 500,000,000 common shares with a par value of $0.0001 per share and to provide for 10,000,000 shares of "blank check" preferred stock with a par value of $0.001 per share.

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

JUNE 30, 2010

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

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

The Company closely follows the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the period from August 31, 2008 (inception) to June 30, 2010, the Company recognized no revenues.

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

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were available on July 1, 2010.

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

On September 30, 2009, the board of directors of the company authorized, approved, and adopted a resolution authorizing the combination of the Company’s common stock, $.0001 par value per share on a basis of one (1) share for each twenty (20) shares issued and outstanding at September 30, 2009 (“Reverse Split”).  Accordingly, there were 12,000,000 pre-split common shares issued and outstanding and following the Reverse Split there are 600,000 common shares issued and outstanding at September 30, 2009.  All share amounts, including those stated above, have been adjusted to reflect the Reverse Split.

On June 22, 2010, the company issued a total of 25,000 shares of common stock for $10,000 ($0.40 per common share) to our sole officer and director, Judith Adelstein (21,000 common shares)  for payment of debt and to two (2) other existing stockholders (4,000 common shares) for services rendered.

On June 22, 2010, the company amended its articles of incorporation and bylaws to increase the authorized common stock to 500,000,000 common shares with a par value of $0.0001 per share and to provide for 10,000,000 shares of "blank check" preferred stock with a par value of $0.001 per share.

NOTE 5 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2010, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 – RELATED PARTY TRANSACTIONS

On September 1, 2008, the company entered into a loan agreement with Judith Adelstein, its sole officer and director. Under the terms and conditions of the subscription agreement, the Company will be advanced cash and cash equivalents as required to pay operating expenses. As of June 30, 2010 and September 30, 2009, the Company has been advanced $0 and $1,500, respectively. Total borrowings were $8,227 which accrued   at 3.60% per annum.  The loan and accrued interest was settled for 21,000 shares of common stock at $0.40 per share.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $20,244 from inception of August 31, 2008 to June 30, 2010 and has an accumulated deficit of ($45,249) through June 30, 2010.

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

Our primary marketing challenge for the coming 12 months is to achieve market awareness through our web portal (www.buyriteclub.com) currently under development and anticipated to be completed for beta testing in the fourth quarter of 2010. Additionally, management is seeking new acquisitions to complement existing products and new marketing potentials.

Revenues

As our revenues commence, we plan to invest in marketing and sales by increasing the number of direct sales throughout our web portal to build brand awareness. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the third quarter of 2010 when our website (www.buyriteclub.com) has completed its beta testing and is available for customers. We do not expect our revenues to increase significantly until the early part of 2011.

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

Results for the Three Months Ended June 30, 2010 and June 30, 2009

Revenues. The Company’s revenues for the three months ended June 30, 2010 and 2009 were $0. The company has had $0 revenues from inception through June 30, 2010.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended June 30, 2010 were $500 as compared to $1,000 for the three months ended June 30, 2009. The decrease in legal and accounting expenses were a direct result of professional fees associated with the company’s initial public offering.

Consulting. Consulting expenses for the three months ended June 30, 2010 were $0 as compared to $0 for the three months ended June 30, 2009.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2010 were $377 compared to $500 for the three months ended June 30, 2009.

Amortization. Amortization expense for the three months ended June 30, 2010 and 2009 were $750 respectively. This expense is represented by the amortization of the company’s website (www.buyriteclub.com).

Net Loss. Net loss for the three months ended June 30, 2010 was $1,663 as compared to $2,250 for the three months ended June 30, 2009.  The decrease in net loss was a direct result of professional and consulting fees associated with the company’s initial public offering.

Results for the Nine Months Ended June 30, 2010 and June 30, 2009

Revenues. The Company’s revenues for the three months ended June 30, 2010 and 2009 were $0.

Legal and Accounting Expenses. Legal and Accounting expenses for the nine months ended June 30, 2010 were $2,500 as compared to $20,313 for the nine months ended June 30, 2009. The decrease in legal and accounting expenses were a direct result of professional fees associated with the company’s initial public offering and the company’s initial audit and internal control procedures.

Consulting. Consulting expenses for the nine months ended June 30, 2010 were $0 as compared to $7,486 for the nine months ended June 30, 2009.  The decrease in consulting expenses were a direct result of consulting fees associated with the company’s initial public offering.

General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2010 were $1,377compared to $3,250 for the nine months ended June 30, 2009.  The reduction of $1,873 was a direct result of costs associated with the Company’s initial public offering and stock compensation.

Amortization. Amortization expense for the nine months ended June 30, 2010 and 2009 were $2,250 respectively. This expense is represented by the amortization of the company’s website (www.buyriteclub.com).

Net Loss. Net loss for the nine months ended June 30, 2010 was $6,250 as compared to $33,229 for the nine months ended June 30, 2009.  The decrease in of net loss of $26,979 was a direct result of professional and consulting fees associated with the company’s initial public offering and the company’s initial audit and internal control procedures.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of cash flow to meet its requirements and needs for cash. Since its inception, the Company has been funded by its founders with loans and through its initial public offering.  At June 30, 2010, we had  working capital of $1 and an accumulated deficit of ($45,249), as compared to a working capital deficit of ($5,999) and an accumulated deficit of ($38,999) at September 30, 2009.  Our working capital needs are currently being met by advances and loans from our sole officer and director, Judith Adelstein.

As of June 30, 2010 and September 30, 2009, total current assets were $1 and $51 respectively.

As of June 30, 2010, total current liabilities were $0.  As of September 30, 2009, total current liabilities were $6,050, which consisted of $4,550 of accrued expenses and $1,500 of loans from related parties. During the three (3) months ended, we issued Judith Adelstein, our sole officer and director, 21,000 of our common stock in exchange for indebtedness of $8,400 and 4,000 shares to two (2) other parties in exchange for services of $1,600.

Cash flows from financing activities through loans from related parties and issuance of common shares including the cash generated through the company’s initial public offering represented the Company’s principal source of cash since August 31, 2008 (inception) through June 30, 2010.

Intangible Assets

Intangible assets consist of a web portal (www.buyriteclub.com), which is recorded at cost and amortized over a straight-line basis.  The amortization expense for the nine month period ended June 30, 2010 and June 30, 2009 was $2,250.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the nine month periods ended June 30, 2010 and June 30, 2009.

Material Commitments

There were no material commitments during the nine month periods ended June 30, 2010 and June 30, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President, who also serves as our principal financial and accounting officer as appropriate, to allow timely decisions regarding required disclosures.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our President of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President, who also serves as our principal financial and accounting officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceeding.

None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

BUYRITE CLUB CORP.

DATE: July 7, 2010	By:	/s/ Judith Adelstein
Judith Adelstein
President, Chief Financial Officer, Principal Executive Officer, and Principal Accounting and Financial Officer