Form 10-K
period 2010-09-30
Buyrite Club Corp.
filed 2010-11-30
CIK 1449001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the fiscal year ended: September 30, 2010

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

                              7076 SPYGLASS AVENUE
                               PARKLAND, FL 33076
                         -----------------------------
              (Address of principal executive office and zip code)

                                 (954) 599-3672
                                 --------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

          Securities Registered Pursuant to Section 12 (B) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
COMMON STOCK PAR VALUE 0.0001                              NONE

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

         Large accelerated filer |_|      Accelerated filer |_|
         Non-accelerated filer |_|        Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |X| No | |

As of September 30, 2010, the aggregate market value of such shares held by non-affiliates of the Registrant's common stock was approximately $60,000. Shares of the Registrant's common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              CLASS OF STOCK               SHARES AS OF NOVEMBER 30, 2010
      -------------------------------      ------------------------------
      Common Stock, $0.0001 par value                  625,000

                               BUYRITE CLUB CORP.
                                   FORM 10-K
                 For the Fiscal Period Ended September 30, 2010

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Cautionary Note Regarding Forward-Looking Statements .......................   3
Availability Of Information ................................................   4

PART I
     Item 1.     Business ..................................................   5
     Item 1A.    Risk Factors ..............................................   9
     Item 1B.    Unresolved Staff Comments .................................  14
     Item 2.     Properties ................................................  14
     Item 3.     Legal Proceedings .........................................  14
     Item 4.     Submission Of Matters To A Vote Of Security Holders .......  14

PART II
     Item 5.     Market For Registrant's Common Equity, Related Stockholder
                  Matters and Issuer Purchases of Equity Securities ........  14
     Item 6.     Selected Financial Data ...................................  15
     Item 7.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations Results of Operations
                   Year Ended September 30, 2010 vs. Year Ended
                    September 30, 2009 .....................................  16
                   Liquidity and Capital Resources
     Item 7A.    Quantitative and Qualitative Disclosures About Market Risk   19
     Item 8.     Financial Statements and Supplementary Data ...............  19
     Item 9.     Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure .................................  20
     Item 9A.    Controls and Procedures ...................................  20
     Item 9B.    Other Information .........................................  22

PART III
     Item 10.    Directors, Executive Officers and Corporate Governance ....  22
     Item 11.    Executive Compensation ....................................  25
     Item 12.    Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters ...............  26
     Item 13.    Certain Relationships and Related Transactions, and
                 Director Independence Item 14. Principal Accountant Fees
                  and Services .............................................  26
     Item 14.    Principal Accounting Fees and Services ....................  26

PART IV
     Item 15.    Exhibits - Financial Statement Schedules ..................  27

OTHER
                 Signatures ................................................  28

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks," or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K, including the risks described under "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

AVAILABILITY OF INFORMATION

You may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC's website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This information can be accessed at the web site http://www.sec.gov.

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

The company on September 15, 2008 entered into a contract with an independent contractor (BSP Rewards Inc.) to provide for the internet mall including merchants, gift cards and back office accounting. The contract provides for the provider to participate as received a participation in the members savings. This contract is currently being reviewed by the parties since the parent company has recently merged as of October 19, 2010 and there are no assurances that the current contractual relationship will be continued.

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

                                    STAFFING

As of November 10, 2010, BUYRITE CLUB CORP. has no permanent staff other than its sole officer and director, Judith Adelstein, who is the President and Chairman of the company. Mrs. Adelstein has the flexibility to work on BUYRITE CLUB CORP. up to 10 to 25 hours per week. She is prepared to devote more time to our operations as may be required. She is not being paid at present.

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

From inception to September 30, 2010, the company's business operations have primarily been focused on developing our business plan and market research.

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

                               PLAN OF OPERATION

Since inception (August 31, 2008) to, September 30, 2010, BUYRITE CLUB CORP. has spent a total of $52,847 on start-up costs. The company has not generated any revenue from business operations.

The company incurred expenditures of $31,738 for accounting services, the preparation of audited financial statements and legal services. The company also had expenditures of $20,936 for general administrative costs, consultants and amortization.

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

                         SUMMARY FINANCIAL INFORMATION

The following table sets forth a summary of the financial data for Buyrite Club Corp. for the period ended September 30, 2010 and 2009 and balance sheet data as of September 30, 2010 and 2009. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes appearing elsewhere in this Report.

                                               12 Months Ended   12 Months Ended
                                                September 30,     September 30,
                                                     2010            2009
                                               ---------------   ---------------
Revenues ...................................      $      --         $      --
Operating expenses .........................         13,725            38,549
Other income/(expense) .....................           (123)              (50)
Net loss before taxes ......................        (13,848)          (38,599)
Income taxes ...............................             --                --
Net (loss) .................................        (13,848)          (38,599)
Loss per share - basic and diluted .........         (0.023)           (0.072)

As to Balance Sheet as of September 30, 2010
 and 2009
Working capital (deficit) ..................         (6.847)           (5,999)
Current assets .............................              1                51
Total assets ...............................          3,001             6,051
Current liabilities ........................          6,848             6,050
Total liabilities ..........................          6.848             6,050
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)........         (3,847)                1

OUR ADDRESSES

The address of the Company's principal executive office is 7076 Spyglass Avenue, Parkland, FL 33076, and our telephone number is (954) 599-3672. We maintain a website at www.buyriteclub.com that contains information about us, but that information is not a part of this Annual Report.

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF BUYRITE CLUB CORP. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN - AUDITOR'S GOING CONCERN

In their audit report dated September 30, 2010; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to BUYRITE CLUB CORP. we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plans. As such we may have to cease operations. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors, borrow funds or raise additional capital.

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

AS THE COMPANY HAS 500,000,000 AUTHORIZED COMMON SHARES AND 10,000,000 PREFERRED SHARES AUTHORIZED, THE COMPANY'S MANAGEMENT COULD ISSUE ADDITIONAL SHARES DILUTING THE COMPANY'S CURRENT SHAREHOLDERS' EQUITY.

The company has 500,000,000 authorized common shares of which only 625,000 are currently outstanding and will be issued and outstanding if all the shares in this offering are sold. The company's management could, without the consent of the company's existing shareholders issue substantially more shares causing a large dilution in our current shareholders' equity position. Additionally, large share issuances by the company would generally have a negative impact on our share price. It is possible that due to additional share issuance you could lose a substantial amount or all of your investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of September 30, 2010, the Company did not lease or own any properties. Currently, the Company utilizes the offices of Steven Adelstein, the husband of the sole officer and director, Judith Adelstein, at no cost to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the period ended September 30, 2010.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK
---------------------------

Our common stock is not quoted on any Exchange.

REPORTS TO STOCKHOLDERS
-----------------------

Our shareholders, through our filings on the web, including http://www.sec.gov, can review all of our period reporting requirements of the Exchange Act including our annual report for September 30, 2010 and 2009.

APPROXIMATE NUMBER OF HOLDERS OF OUR COMMON STOCK
-------------------------------------------------

At September 30, 2010, there were approximately 51 stockholders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
------------------------------------------------------------------

The Company has not adopted any equity compensation plan as of September 30, 2010.

DIVIDEND POLICY
---------------

We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

ITEM 6. SELECTED FINANCIAL DATA

The selected statement of income data for the twelve (12) month period ended September 30, 2010 and from inception (August 31, 2008) thru September 30, 2010 and balance sheet data as of September 30, 2010 and 2009 are derived from our audited financial statements included elsewhere in this Report.

The following selected historical financial information should be read in conjunction with our financial statements and related notes and the information contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                TWELVE (12)     FROM INCEPTION
                                               MONTHS ENDED    (AUGUST 31, 2008)
                                               SEPTEMBER 30,   THRU SEPTEMBER,30
STATEMENT OF OPERATIONS DATA:                      2010              2010
                                               -------------   -----------------
Sales revenue: .............................     $       -         $       -
Cost of sales ..............................             -                 -
Gross profit ...............................             -                 -
Expenses:
   General and Administrative expenses .....         3,800             7,450
   Consulting Fees .........................             0             7,486
   Legal and Accounting.....................         6,925            31,738
   Amortization ............................         3,000             6,000
      Total operating expenses .............        13,725            52,674

Loss from Operations .......................       (13,725)          (52,674)
Interest Expense ...........................          (123)             (173)
Net Loss ...................................     $ (13,848)        $ (52,847)

Loss per Share - basic and diluted .........     $   (.023)

Weighted average number of shares
 outstanding - basic and diluted ...........       606,875

                                                         SEPTEMBER 30,
BALANCE SHEET DATA:                                 2010              2009
                                                 ---------         ---------
Cash and cash equivalents ............           $       1         $      51
Working capital (deficit) ............              (6,847)           (5,999)
Total assets .........................               3,001             6,051
Total current liabilities ............               6,848             6,050
Long term liability ..................                   -                 -
Total liabilities ....................               6,848             6,050
Total stockholders' equity (deficit)..              (3,847)                1


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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SALES REVENUES

STATEMENT OF OPERATION ITEMS
----------------------------

Results of Operations for the year ended September 30, 2010 compared to the year ended September 30, 2009.

For the twelve (12) months ended September 30, 2010 and cumulative from August 31, 2008 (inception) through September 30, 2010, we had zero (0) revenues from operations and a loss from operations of $(13,848) and $(52,847) respectively.

   o  Legal and Accounting Expenses

         For the twelve (12) months ended September 30, 2010, Legal and Accounting expenses decreased $17,888 as a primary result of the Form S-1 as filed with the Securities and Exchange Commission was completed during the year ending September 30, 2009.

   o  Consulting Fees

         For the twelve (12) months ended September 30, 2010, consulting fees decreased $7,486 as a primary result of the Form S-1 as filed with the Securities and Exchange Commission was completed during the year ending September 30, 2009.

   o  General and Administrative Expenses

         For the twelve (12) months ended September 30, 2010, General and Administrative expenses increased $550 which are considered normalized annual expenses.

Balance Sheet Items
-------------------

INTELLECTUAL ASSETS at September 30, 2010 were $3,000 as compared to $6,000 at September 30, 2009. The decrease was a result of the amortization of $3,000 for the year ending September 30, 2010. The intellectual asset has an estimated useful life to be amortized over a three (3) year period.

ACCRUED LIABILITIES at September 30, 2010 were $4,870, compared to $4,500 at September 30, 2009, an increase of $370. The increase was a result of increased expenses for Legal and Accounting.

LOANS TO RELATED PARTIES were $1,978 at September 30, 2010 as compared to $1,500 at September 30, 2009. The increase of $478 was the result of a working capital advancements from the sole Officer and Director.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had cash and cash equivalent of $1. The following table provides detailed information about our net cash flow for September 30, 2010 and from inception (August 31, 2008) thru September 30, 2010.

                             STATEMENT OF CASH FLOW

                                                TWELVE (12)     FROM INCEPTION
                                               MONTHS ENDED   (AUGUST 31, 2008)
                                               SEPTEMBER 30,       THROUGH
                                                   2010       SEPTEMBER 30, 2010
                                               -------------  ------------------

Net cash (required) in operating activities .    $  (8,705)       $ (21,404)
Net cash provided by financing activities ...        8,655           21,405
Net cash flow (deficit) .....................          (50)               1

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are described in Note 3 to the Consolidated Financial Statements.

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

OUR EMPLOYEES

As of September 30, 2010, BUYRITE CLUB CORP. has no permanent staff other than its sole officer and director, Judith Adelstein, who is the President and Chairman of the company. Mrs. Adelstein has the flexibility to work on BUYRITE CLUB CORP. up to 10 to 25 hours per week. She is prepared to devote more time to our operations as may be required. She is not being paid at present.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited financial statements as of September 30, 2010 and 2009 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGE IN ACCOUNTANTS

During the fiscal years ended September 30, 2010 and 2009, there were no disagreements with Lake & Associates CPA LLC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

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

As of September 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Sole Officer in connection with the review of our financial statements as of September 30, 2010.

Management believes any of the matters noted above could result in a material misstatement in our financial statements in future periods.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2011.

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

ITEM 9B. OTHER INFORMATION.

AMENDMENT TO ARTICLES OF INCORPORATION OR BYLAWS; REVERSE STOCK SPLIT
---------------------------------------------------------------------

On June 22, 2010, the Company amended its bylaws as follows:

   o  Increased authorized common shares to 500,000,000 having par value $0.0001

   o  Authorized preferred shares of 10,000,000 having par value $0.001

   o  We confirmed the reverse stock split of 20/1

         The above amendments to the company's bylaws was approved by the board of directors and the majority vote of common shareholders.

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS
------------------------------------------------------------------------------

None.

                                    PART III

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name and Address       Age     Position(s)
-----------------      ---     -----------
Judith Adelstein       62      President, Secretary/ Treasurer
7076 Spyglass Ave              Principal Executive Officer
Parkland, FL 33076             Principal Financial Officer and sole member
                               of the Board of Directors

The person named above has held her offices/positions since the inception of our company and is expected to hold her offices/positions until the next annual meeting of our stockholders.

BIOGRAPHICAL INFORMATION

2000 to present - Substitute School Teacher with The Broward County School Board, State of Florida.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address Board of Directors' independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of one individual who is also our executive officer.

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

FAMILY RELATIONSHIPS

Tammi Shnider (35 years of age) is the daughter of our Sole office and Director. Mrs. Shnider is a lawyer and resides in a separate residence and has a husband and two (2) children. Mrs. Shnider is not considered a beneficial owner of Judith Adelstein. Mrs. Shnider owns 63,000 common shares (10.1%) including shares held for the benefit of grandchildren of Judith Adelstein, our sole officer and director.

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

ITEM 11. EXECUTIVE COMPENSATION

We did not pay any salaries in 2010. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

                     REMUNERATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of our sole director and officer for the period from inception (August 31, 2008) through September 30,2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 30, 2010 for (a) each of our directors, (b) each of our executive officers, (c) each stockholder known to be the beneficial owner of more than 5% of any class of the our voting securities, and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Buyrite Club Corp. 7076 Spyglass Avenue, Parkland, FL 33076.

Name and address                                    Percentage
Beneficial Ownership        Number of Shares        of ownership
--------------------        ----------------        ------------

Judith Adelstein               336,000 (1)              53.8%
7076 Spyglass Avenue
Parkland, FL  33076

Tammi Shnider (3)               63,000 (2)              10.1%

All Officers and               336,000                  53.8%
Directors as a Group
(1 person)
_________

(1) The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mrs. Adelstein is the only "promoter" of our company.

(2) Includes 36,000 common shares held as custody for 4 minor age children.

(3) Tammi Shnider (36 years of age) is the daughter of our Sole officer and Director. Mrs. Shnider is a lawyer and resides in a separate residence and has a husband and two (2) children. Mrs. Shnider is not considered a beneficial owner of Judith Adelstein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, the Company borrows from officers and directors. At September 30, 2010 and 2009, these loans were $1,978 and $1,500 respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Lake & Associates CPA LLC is the Company's independent registered public accounting firm engaged to examine the Company's financial statements for the fiscal period ended September 30, 2010 and 2009.

FEES FOR THE FISCAL PERIOD ENDED SEPTEMBER 30, 2010 AND 2009

AUDIT FEES - Lake & Associates CPA LLC was paid or accrued an aggregate fee of approximately $5,000 per period for the auditing services for the fiscal period ended September 30, 2010 and 2009. These fees for auditing services included the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the periods ended December 31, March 31, and June 30.

AUDIT RELATED FEES - Lake & Associates CPA LLC was not paid or no fees were accrued for assurance and related services that were related to the audit or review of the Company's financial statements during the fiscal years ended September 30, 2010 and 2009.

TAX FEES - Lake & Associates CPA LLC was paid or accrued a fee of approximately $500 for tax compliance, advice, and planning during the fiscal years ended September 30, 2010 and 2009.

ALL OTHER FEES. Lake & Associates CPA LLC did not bill the Company for any products or services other than the foregoing during the fiscal years ended September 30, 2010 and 2009.

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

                                    PART IV

ITEM 15. EXHIBITS

The Exhibits listed below are filed as part of the S-1 and Amendments as filed with the Securities and Exchange Commission.

EXHIBIT NO.   DOCUMENT DESCRIPTION
-----------   --------------------
    3.1       Articles of Incorporation (incorporated by reference from
              Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 3, 2008) and restated and amended
              Articles of Incorporation as filed (incorporated by reference on Form 8-K with the Securities and Exchange Commission on
              June 23, 2010).

    3.2 By-laws (incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 3, 2008) and restated and amended By-laws as filed (incorporated by reference on Form 8-K with the Securities and Exchange Commission on June 23, 2010).

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

                                        BUYRITE CLUB CORP.

         Date: November 30, 2010        By: /s/ Judith Adelstein
                                            --------------------
                                        President, Secretary/ Treasurer
                                        Principal Executive Officer
                                        Principal Financial Officer and
                                        sole member of the Board of Directors

                               BUYRITE CLUB CORP
                         (A DEVELOPMENT STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE
                                                                     -----------

Report of Independent Registered Public Accounting Firm ..........       F-2

Balance Sheet ....................................................       F-3

Statements of Operations .........................................       F-4

Statements of Stockholders' Equity/(Deficit) .....................       F-5

Statements of Cash Flows .........................................       F-6

Notes to Financial Statements ....................................   F-7 to F-15

                                                        LAKE & ASSOCIATES, CPA'S

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Buyrite Club Corp.

We have audited the accompanying balance sheet of Buyrite Club Corp. (a development stage enterprise)(the "Company") as of September 30, 2010 and 2009 and the related statements of operations, stockholders' equity/(deficit), and cash flows for the years then ended, and for the period from August 31, 2008 (inception) through September 30, 2010. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buyrite Club Corp. (a Florida corporation) as of September 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period August 31, 2008 (inception) through September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Notes 2 and 4, the Company has been in the development stage since its inception (August 31, 2008) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Notes 2 and 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA's LLC
Lake & Associates CPA's LLC
Schaumburg, Illinois
November 5, 2010



1905 Wright Boulevard
Schaumburg, IL 60193

Phone: 847-524-0800
Fax: 847-524-1655

                               BUYRITE CLUB CORP
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                   (Audited)

                                     ASSETS
                                     ------

                                                    September 30,  September 30,
                                                        2010           2009
                                                    -------------  -------------
CURRENT ASSETS:
  Cash and equivalents ...........................  $          1   $         51
                                                    ------------   ------------
    Total Current Assets .........................             1             51
                                                    ------------   ------------

OTHER ASSETS:
  Intellectual assets, net .......................         3,000          6,000
                                                    ------------   ------------

    Total Assets .................................  $      3,001   $      6,051
                                                    ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable ...............................  $         --   $         --
  Accrued expenses ...............................         4,870          4,500
  Accrued interest payable .......................          --               50
  Loans from related parties .....................         1,978          1,500
                                                    ------------   ------------
    Total Liabilities ............................         6,848          6,050
                                                    ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.001;
    10,000,000 shares authorized; 0 issued at
    September 30, 2010 and September 30, 2009 ....  $         --   $         --
  Common stock , par value $.0001; 500,000,000
    shares authorized; 625,000 shares issued as of
    September 30, 2010 and 600,000 shares issued
    as of September 30, 2009 .....................            63             60
  Additional paid in capital .....................        48,937         38,940
  Deficit accumulated during the development stage       (52,847)       (38,999)
                                                    ------------   ------------
    Total Stockholders' Equity/(Deficit) .........        (3,847)             1
                                                    ------------   ------------

    Total Liabilities and Stockholders'
     Equity/(Deficit) ............................  $      3,001   $      6,051
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                               BUYRITE CLUB CORP
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
     For the Period August 31, 2008 (inception) through Septermber 30, 2010

                                                                Cumulative from
                                   For the         For the      August 31, 2008
                                twelve months   twelve months     (inception)
                                    ended           ended           through
                                September 30,   September 30,    September 30,
                                    2010            2009             2010
                                -------------   -------------   ---------------

Net Sales ....................  $          --   $          --   $            --

Cost of Sales ................             --              --                --
                                -------------   -------------   ---------------

Gross Profit .................             --              --                --

Operating Expenses:
  Legal and Accounting .......          6,925          24,813            31,738
  Consulting .................             --           7,486             7,486
  General and Administrative .           3800           3,250             7,450
  Amortization ...............           3000           3,000             6,000
                                -------------   -------------   ---------------

Total Operating Expenses .....         13,725          38,549            52,674
                                -------------   -------------   ---------------

Operating Loss ...............        (13,725)        (38,549)          (52,674)

Other income/expenses:
  Interest expense ...........           (123)            (50)             (173)
                                -------------   -------------   ---------------
Total Other Income/(Expenses)            (123)            (50)             (173)

Net (loss) before Income Taxes        (13,848)        (38,599)          (52,847)

Provision for Income Taxes ...             --              --                --
                                -------------   -------------   ---------------

Net (loss) ...................  $     (13,848)  $     (38,599)  $       (52,847)
                                =============   =============   ===============

Basic and diluted net loss
 per common share ............  $      (0.023)  $      (0.072)

Weighted average number of
 common shares outstanding ...        606,875         537,500

        The accompanying notes are an integral part of these statements.

                                           BUYRITE CLUB CORP
                                     (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                 For the Period August 31, 2008 (inception) through September 30, 2010
                                                                             Accumulated
                                                                              (Deficit)       Total
                               Preferred Stock   Common Stock    Additional    During     Stockholders'
                               ---------------  ---------------   Paid in    Development     Equity/
Par Value of $0.0001           Shares   Amount  Shares   Amount   Capital       Stage       (Deficit)
-----------------------------  -------  ------  -------  ------  ----------  -----------  -------------
Balance at August 31, 2008
 (date of inception) ........       --  $   --       --  $   --  $       --  $        --  $          --

Common Stock issued for
 subscription agreement .....       --      --  450,000      45       8,955           --          9,000

Net (loss) for the period
 ending September 30, 2008 ..       --      --       --      --          --         (400)          (400)
                               -------  ------  -------  ------  ----------  -----------  -------------

Balance at
 September 30, 2008 .........       --      --  450,000      45       8,955         (400)         8,600
                               -------  ------  -------  ------  ----------  -----------  -------------

Common shares issued for
 services February 28, 2009 .       --      --   94,000       9      18,791           --         18,800

Common shares issued for
 cash February 28, 2009 .....       --      --   56,000       6      11,194           --         11,200

Net (loss) for the twelve
 month period ending
 September 30, 2009 .........       --      --       --      --          --      (38,599)       (38,599)
                               -------  ------  -------  ------  ----------  -----------  -------------

Balance at
 September 30, 2009 .........       --      --  600,000      60      38,940      (38,999)             1
                               -------  ------  -------  ------  ----------  -----------  -------------

Common shares issued for
 liabilities June 22, 2010 ..       --      --   25,000       3       9,997           --         10,000

Net (loss) for the twelve
 month period ending
 September 30, 2010 .........       --      --       --      --          --      (13,848)       (13,848)
                               -------  ------  -------  ------  ----------  -----------  -------------

Balance at
 September 30, 2010 .........       --  $   --  625,000  $   63  $   48,937  $   (52,847) $      (3,847)
                               =======  ======  =======  ======  ==========  ===========  =============

                    The accompanying notes are an integral part of these statements.

                                                  F-5

                                         BUYRITE CLUB CORP
                                   (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS
               For the Period August 31, 2008 (inception) through September 30, 2010
                                                                                   Cumulative from
                                                      For the         For the      August 31, 2008
                                                   twelve months   twelve months     (inception)
                                                       ended           ended           through
                                                   September 30,   September 30,    September 30,
                                                       2010            2009             2010
                                                   -------------   -------------   ---------------
OPERATING ACTIVITIES:
  Net loss ......................................  $     (13,848)  $     (38,599)  $       (52,847)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Increase in amortization ....................          3,000           3,000             6,000
    Issuance of common stock for services .......          1,600          18,800            20,400
    Issuance of common stock for interest .......            173              --               173
    Changes in operating assets and liabilities:
      Increase/(decrease) in accrued expenses ...            370           4,500             4,870
                                                   -------------   -------------   ---------------

        Net cash used in operating activities ...         (8,705)        (12,299)          (21,404)
                                                   -------------   -------------   ---------------

FINANCING ACTIVITIES:
  Issuance of common stock for cash .............             --          11,200            11,200
  Increase/(decrease) in accrued interest payable            (50)             50                --
  Borrowings from related parties ...............          8,705           1,100            10,205
                                                   -------------   -------------   ---------------

        Net cash provided by (used in) financing
         activities .............................          8,655          12,350            21,405
                                                   -------------   -------------   ---------------

NET INCREASE IN CASH ............................            (50)             51                 1
                                                   -------------   -------------   ---------------

CASH BEGINNING BALANCE ..........................             51              --                --

CASH ENDING BALANCE .............................  $           1   $          51   $             1
                                                   =============   =============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Taxes paid ....................................  $          --   $          --   $            --
                                                   =============   =============   ===============
  Interest paid .................................  $          --   $          --   $            --
                                                   =============   =============   ===============

NONCASH TRANSACTIONS AFFECTING OPERATING,
 INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for subscription
   agreement ....................................  $          --   $          --   $         9,000
                                                   =============   =============   ===============
  Issuance of common stock for debt .............  $       8,227   $          --   $         8,227
                                                   =============   =============   ===============

                 The accompanying notes are an integral part of these statements.

                                                F-6

                               BUYRITE CLUB CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2010

NOTE 1 ORGANIZATION

         BUYRITE CLUB CORP. (a development stage enterprise) (the Company) was formed on August 31, 2008 in the State of Florida. The Company's activities to date have been primarily directed towards the raising of capital, acquiring intellectual properties and beta testing its web site www.buyriteclub.com.

NOTE 2 LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT'S PLANS

         The Company's financial statements for the year ended September 30, 2010 have been prepared assuming that it will continue as a going concern. To date the Company has generated limited revenues, has substantial operating losses and an accumulated deficit since its inception in August 2008. The Company incurred a net loss from continuing operations of $13,848 and used $8,705 of cash in continuing operations for the year ended September 30, 2010. At September 30, 2010, the Company had a working capital deficit of $6,847, limited financial resources available to pay ongoing financial obligations as they become due and a $52,847 accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.


         The Company has principally financed its operations for the year ended September 30, 2010, using proceeds from short term borrowings primarily from the sale of common shares and advances from related parties.

         Management believes the Company's ability to continue operations are dependent on its ability to continue to raise capital. At the present time, we have no commitments for any additional financing. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that it will raise additional capital as necessary nor can it provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management believes that the ability to raise additional capital could be negatively impacted as a result of its securities not being traded on an active trading market.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company
-------------------------------------------------

         The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity/(deficit) and cash flows disclose activity since the date of the Company's inception.

                               BUYRITE CLUB CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2010

Accounting Method
-----------------

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on September 30.

Income Taxes
------------

         The Company accounts for income taxes as outlined in ASC 740 "Income Taxes", which was previously Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2010.

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

                               BUYRITE CLUB CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2010

Impairment of Long-Lived Assets
-------------------------------

         In accordance with ASC 360-10-05-4 "Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets", which was previously Financial Accounting SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

Basic Loss Per Common Share
---------------------------

         Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at September 30, 2010 for purposes of computing fully diluted earnings per share.

Dividends
---------

         The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Share-Based Payments
--------------------

         The Company adopted ASC 718 "Compensation - Stock Compensation", which was previously Statement of Financial Accounting standards ("SFAS") No. 123 (Revised December 2004), "Share-Based Payment" (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", which the company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Bulletin No. 107("SAB No. 107"), to provide guidance on SFAS 123R. The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

         Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee's requisite service period. The Company adopted the provisions of the SFAS 123R in its fiscal year ended September 30, 2008 using the modified prospective application method.

                               BUYRITE CLUB CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2010

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

Reclassification
----------------

         Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation. Those reclassification adjustments had no effect on the Company's previously reported net loss.

Recent Accounting Pronouncements
--------------------------------

         In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance.

         In June 2009 the FASB issued ASC 860, formerly SFAS 166, "Accounting for Transfers of financial Assets -- an amendment of FASB Statement No. 140" (ASC 860). ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. ASC 860 will be effective April 1, 2010. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position and results of operations.

                               BUYRITE CLUB CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2010

         In June 2009 the FASB issued ASC 810, formerly SFAS 167, "Amendments to FASB Interpretation No. 46(R)" (ASC 810). ASC 810 eliminates Interpretation 46(R)'s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)'s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. ASC 810 will be effective April 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position and results of operations.

         In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures--Overall. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this Update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this standard did not have a material impact on the Company's financial position and results of operations.

         The FASB has published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial position and results of operations.

                               BUYRITE CLUB CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2010

         In September 2009, the FASB issued ASU No. 2009-14, "Software (Topic
985) -- Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, "Software-Revenue Recognition;" thus, these arrangements are excluded from this update. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on our financial position or results of operations.

         The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, as this standard relates specifically to disclosures, the adoption will not have an impact on the Company's financial position and results of operations.

         In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition-- Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on the Company's financial position and results of operations.

Subsequent Events
-----------------

         We evaluated subsequent events through the date and time our financial statements were issued.

                               BUYRITE CLUB CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2010

NOTE 4 GOING CONCERN

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

NOTE 5 INCOME TAXES

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

         There is no provision for income taxes due to continuing losses. At September 30, 2010, the Company has net operating loss carryforwards for tax purposes of approximately $52,000 which expire through 2030. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.

         The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 6 RELATED PARTY TRANSACTIONS

         On September 1, 2008, the company entered into a loan agreement with Ms. Judy Adelstein, its sole officer and director. Under the terms and conditions of the loan agreement, the Company will be advanced cash and cash equivalents as required to pay operating expenses. As of September 30, 2010 and 2009 the Company has been advanced $1,978 and $1,500, respectively. Total borrowings of $8,227 and accrued interest of $173 were settled for 21,000 shares of common stock at $.40 per share at June 22, 2010. The remaining loan shall accrue interest at 3.60% and be due in 36 months as a balloon payment for both interest and principal as of September 1, 2011.

                               BUYRITE CLUB CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2010

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

NOTE 7 PURCHASE AGREEMENT FOR INTELLECTUAL PROPERTY.

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

NOTE 8 WEBSITE DEVELOPMENT COSTS

         The Company has capitalized costs in acquiring their website which consisted of the following at September 30, 2010:

                                             September 30, 2010
                                             ------------------
                  Web site costs .........       $ 9,000
                  Accumulated Amortization        (6,000)
                                                 -------
                  Web site costs, Net ....       $ 3,000
                                                 =======

         The Company began amortizing the website costs, using the straight-line method over the estimated useful life of 3 years, once it was put into beta testing services commencing October 1, 2008.

NOTE 9 EQUITY TRANSACTIONS

         On September 15, 2008, the Company issued 450,000 shares of common stock for $9,000. Our sole officer and director, Judy Adelstein, was issued 315,000 common shares and the balance of 135,000 was issued to other shareholders on September 15, 2008.

         On February 28, 2009, the Company completed its public offering pursuant to its Form S-1 Registration Statement. The total proceeds of this offering consisted of a total of $30,000 for the issuance of 150,000 common shares to 44 other shareholders.

         On September 30, 2009, the board of directors of the company authorized, approved, and adopted a resolution authorizing the combination of the Company's common stock, $.001 par value per share on a basis of one (1) share for each twenty (20) shares issued and outstanding at September 30, 2009 ("Reverse Split"). Accordingly, there were 12,000,000 pre-split common shares issued and outstanding and following the Reverse Split there are 600,000 common shares issued and outstanding at September 30, 2009. All share amounts, including those stated above, have been adjusted to reflect the Reverse Split.

                               BUYRITE CLUB CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
           FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2010

         On June 22, 2010, the company issued a total of 25,000 shares of common stock for $10,000 ($0.40 per common share) to our sole officer and director, Judy Adelstein (21,000 common shares) for payment of debt and to two (2) other existing stockholders (4,000 common shares) for services rendered.

         On June 22, 2010, the company amended its articles of incorporation and bylaws to increase the authorized common stock to 500,000,000 common shares with a par value of $.0001 per share and to provide for 10,000,000 shares of "blank check" preferred stock, each with a par value of $0.001 per share.