Form 10-Q
period 2010-12-31
Buyrite Club Corp.
filed 2011-01-26
CIK 1449001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 10, 2011
Common Stock, $0.0001	625,000 shares
Preferred Stock, $0.001	0

BUYRITE CLUB CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at December 31, 2010 (unaudited) and September 30, 2010 (audited)	3

Condensed Statements of Operations for the three months ended December 31, 2010 and 2009 and the cumulative period from August 31, 2008 (inception) through December 31, 2010	4

Condensed Statements of Shareholders' Equity/(Deficit) from August 31, 2008 (inception) through December 31, 2010	5

Condensed Statements of Cash Flows for the three months ended December 31, 2010 and 2009 and the cumulative period from August 31, 2008 (inception) through December 31, 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T. Controls and Procedures	14

Part II Other Information	15

Item 1. Legal Proceeding.	15

Item 1A. Risk Factors.	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3. Defaults Upon Senior Securities.	15

Item 4. (Removed and Reserved).	15

Item 5. Other Information.	15

Item 6. Exhibits.	15

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

	Unaudited	Audited
	December 31, 2010	September 30, 2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1	$1
Total Current Assets	1	1

OTHER ASSETS:
Intellectual assets, net	2,250	3,000

Total Assets	$2,251	$3,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued expenses	1,500	4,870
Accrued interest payable	46	—
Loans from related parties	8,348	1,978
Total Liabilities	9,894	6,848

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued at December 31, 2010 and September 30, 2010	—	—
Common stock , par value $.0001; 500,000,000 shares authorized; 625,000 shares issued as of December 31, 2010 and September 30, 2010	$63	$63
Additional paid in capital	48,937	48,937
Deficit accumulated during the development stage	(56,643)	(52,847)
Total Stockholders' Equity/(Deficit)	(7,643)	(3,847)

Total Liabilities and Stockholders' Equity/(Deficit)	$2,251	$3,001

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period August 31, 2008 (inception) through December 31, 2010

(Unaudited)

			Cumulative from
	For the three	For the three	August 31, 2008
	months ended	months ended	(inception) thru
	December 31, 2010	December 31, 2009	December 31, 2010

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating Expenses:
Legal and Accounting	1,500	1,500	33,238
Consulting	0	0	7,486
General and Administrative	1,500	500	8,950
Amortization	750	750	6,750

Total Operating Expenses	3,750	2,750	56,424

Operating Loss	(3,750)	(2,750)	(56,424)

Other income/expenses:
Interest expense	(46)	—	(219)
Total Other Income/ (Expenses)	(46)	—	(219)

Net (loss) before Income Taxes	(3,796)	(2,750)	(56,643)

Provision for Income Taxes	—	—	—

Net (loss)	$(3,796)	$(2,750)	$(56,643)

Basic and diluted net loss per common share	$(0.006)	$(0.005)

Weighted average number of common shares outstanding	625,000	600,000

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

For the Period August 31, 2008 (inception) through December 31, 2010

			Additional	Accumulated	Total
	Common Stock		Paid in	(Deficit) During	Stockholders'
Par Value of $0.0001	Shares	Amount	Capital	Development Stage	Equity/(Deficit)

Balance at August 31, 2008 (date of inception)	—	$—	$—	$—	$—

Common Stock issued for subscription agreement	450,000	45	8,955	—	9,000

Net (loss) for the period ending September 30, 2008	—	—	—	(400)	(400)

Balance at September 30, 2008	450,000	45	8,955	(400)	8,600

Common shares issued for services February 28, 2009	94,000	9	18,791	—	18,800

Common shares issued for cash February 28, 2009	56,000	6	11,194	—	11,200

Net (loss) for the twelve month period ending September 30, 2009	—	—	—	(38,599)	(38,599)

Balance at September 30, 2009	600,000	60	38,940	(38,999)	1

Common shares issued for liabilities at June 22, 2010	25,000	3	9,997	—	10,000

Net (loss) for the twelve month period ending September 30, 2010	—	—	—	(13,848)	(13,848)

Balance at September 30, 2010	625,000	$63	$48,937	$(52,847)	$(3,847)

Net (loss) for the three month period ending December 31, 2010	—	—	—	(3,796)	(3,796)

Balance at December 31, 2010	625,000	$63	$48,937	$(56,643)	$(7,643)

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period August 31, 2008 (inception) through December 31, 2010

			Cumulative from
	For the three	For the three	August 31, 2008
	Months ended	months ended	(Inception) through
	December 31, 2010	December 31, 2009	December 31, 2010
OPERATING ACTIVITIES:
Net loss	$(3,796)	$(2,750)	$(56,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	750	750	6,750
Issuance of common stock for services	—	—	20,400
Issuance of common stock for interest	—	—	173

Changes in operating assets and liabilities:
Increase/(Decrease) in accrued expenses	(3,370)	(1,408)	1,500

Net cash used in operating activities	(6,416)	(3,408)	(27,820)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	—	11,200
Increase in accrued interest payable	46	—	46
Loans payable - related parties	6,370	3,450	16,575

Net cash provided by (used in) financing activities	6,416	3,450	27,821

NET INCREASE IN CASH	—	42	1

CASH BEGINNING BALANCE	1	51	—

CASH ENDING BALANCE	$1	$93	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$—	$—	$9,000
Issuance of common stock for debt	$—	$—	$8,227

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BuyRite Club Corp. (“Company”) is in the initial development stage commencing development operations in September, 2008 and has incurred losses since inception totaling $56,643.  The Company is a development stage company incorporated in the State of Florida on August 31, 2008, to acquire, develop and market a website ("www.buyriteclub.com") and sell memberships to individuals to join into a membership club whereby savings through merchant purchases can be earned for over 850 distinct merchants and over 100 gift cards. The members earn their savings by purchasing products through the independent merchants and gift cards whereby accumulating those savings through membership points.

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of  the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period August 31, 2008 (inception) through September 30, 2010 were filed on November 30, 2010 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2010 and for the period August 31, 2008 (inception) through December 31, 2010 are not necessarily indicative of the results that may be expected for the year ended September 30, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC Topic 915.  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Intellectual Property

On September 5, 2008, the company entered into a purchase agreement to acquire the intellectual property of BUYRITECLUBCORP including the web domain name (www.buyriteclub.com) from a related party including the developed concept and web design. The purchase price was for $9,000 payable with the issuance of the Company's common share at $0.001 per share and closed on September 15, 2008.

The Company has capitalized costs of the acquired intellectual properties consisting of $9,000 and begins amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it was put in service.

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Fair Value

In accordance with the requirements of ASC Topic 820, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Revenue and Cost Recognition

The Company has no current source of revenue. The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Revenues transacted from on-line platforms are recognized at the point of sale.

The Cost of Sales includes any labor cost and the amortization of intellectual property.

Advertising

The company expenses advertising as incurred.  The company has had no advertising since inception.

Property

The Company does not own or lease any real property.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC Topic 830, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Share Based Expenses

In accordance with ASC Topic 230, this statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted ASC Topic 230 upon creation of the company and expenses share based costs in the period incurred.

Related Parties

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

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through December 31, 2010 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (August 31, 2008) through December 31, 2010; of ($56,643).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to December 31, 2010, by way of issuing common shares and loans from related parties.  As of December 31, 2010, the Company had issued 625,000 common shares for a total consideration of $49,000. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company’s sole officer and director has committed to advancing certain operating costs of the Company.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 825 and 820 the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share. At December 31, 2010, the Company had 625,000 common shares outstanding.

Preferred shares have been authorized of 10,000,000 shares having none issued or outstanding at December 31, 2010.

As of December 31, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. In accordance with ASC Topic 740 – Accounting for Income Tax and ASC Topic 605 - Accounting for Uncertainty in Income Taxes, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset as of December 31, 2010 are as follows:

December 31, 2010
Net operating loss carry forward	$56,643
Times Tax at Statutory rate	35%

Deferred Tax Asset	19,825
Valuation allowance	(19,825)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2028 and 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the period from August 31, 2008 (inception) through December 31, 2010, officers, directors and shareholders have advanced funds from time to time to the Company.  At December 31, 2010, these advances were $8,348 and was booked as a loan from related party. The loan shall  accrue interest at 3.6% and is due as a balloon payment for both interest and principal at September 1, 2011.

The Company does not lease or rent any property.  Office space and services are provided without charge by an officer / shareholder.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 – SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions that occurred through the date and time our financial statements were issued for potential recognition or disclosure in the accompanying financial statements.  Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed on November 30, 2010 with the Securities and Exchange Commission and are hereby referenced.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $27,820 from inception from August 31, 2008 to December 31, 2010 and has an accumulated deficit of ($56,643).

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

Outlook

The most important metric by which we judge the Company’s performance now and in the near term is top line sales growth. Our current commitment to develop and deliver quality products means that, for the near future, bottom line profitability will be a poor indicator of our success. We do not expect our development investment rate to decline meaningfully in the near future. Since investors are certain to be the primary, near term source of liquidity to support our development and marketing efforts, our liquidity will be driven by our ability to attract repeat investments from current shareholders and to find new ones. This in turn may be materially impacted by the general investment climate.

Since investors are certain to be the primary, near term source of liquidity to support our development and marketing efforts, our liquidity will be driven by our ability to attract repeat investments from current shareholders and to find new ones. This in turn may be materially impacted by the general investment climate.

Our primary marketing challenge for the coming 12 months is to achieve market awareness and acceptance of our patents currently under development.

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

As our revenues commence, we plan to continue to invest in marketing and sales by increasing the number of direct sales consultants and management personnel, expand our selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2011. We do not expect our revenues to increase significantly until 2011.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, vice president and chief financial officer have foregone full salary payments during the initial stages of the business, during 2010, we anticipate compensation to commence in late 2011 as revenues are generated. In addition, we believe in the 2011 fiscal year that the compensation packages required to attract the senior executives, the Company requires to execute, in accordance with its business plan, which will increase our total general and administrative expenses.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended December 31, 2010 and 2009

Revenues. The Company’s revenues for the three months ended December 31, 2010 and 2009 were $0. From inception (August 31, 2008) through December 31, 2010, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended December 31, 2010 were $1,500 as compared to $1,500 for the three months ended December 31, 2009.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2010 were $1,500 compared to $500 for the three months ended December 31, 2009.   The increase of $1,000 is primarily a cost to keep current with the Securities and Exchange Commission filings.

Net Loss. Net loss for the three months ended December 31, 2010 was ($3,796) as compared to ($2,750) for the three months ended December 31, 2009.  This loss is consistent with the expected quarterly loss required including keeping the company’s filings current with the Securities and Exchange Commission.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of funding to meet its need for cash. Since its inception (August 31, 2008), the Company has been funded by its founders, stockholders and related parties with advances and loans and through the sale of common shares including its initial public offering.  At December 31, 2010, we had a working capital deficit of ($9,893) and an accumulated deficit of ($56,643), as compared to a working capital deficit of ($6,847) and an accumulated deficit of ($52,847) at September 30, 2010.

As of December 31, 2010 and September 30, 2010, total current assets were $1 and $1 respectively.

As of December 31, 2010, total current liabilities were $9,894 represented by $1,500 of accrued expenses, $46 of accrued interest payable and $8,348 of loans from related parties.  As of September 30, 2010, total current liabilities were $6,848, which consisted of $4,870 of accrued expenses and $1,978 of loans from related parties.

Cash flows from financing activities and cash generated through the company’s issuance of commons shares (including its initial public offering) represented the Company’s principal source of funding since August 31, 2008 (inception) through December 31, 2010.

Material Commitments

The company on September 15, 2008 entered into a contract with an independent contractor (BSP Rewards Inc.) to provide for the internet mall including merchants, gift cards and back office accounting. The contract provides for the provider to participate as received a participation in the member’s savings. This contract is currently being reviewed by the parties since the parent company has recently merged as of October 19, 2010 and there are no assurances that the current contractual relationship will be continued.

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

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.

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

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None

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

BUYRITE CLUB CORP.

DATE: January 26, 2011	By:	/s/ Judith Adelstein
Judith Adelstein
President, Principal Executive Officer