Form 10-Q
period 2011-03-31
Buyrite Club Corp.
filed 2011-04-26
CIK 1449001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2011
Common Stock, $0.0001	625,000 shares
Preferred Stock, $0.001	0

BUYRITE CLUB CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at March 31, 2011 (unaudited) and September 30, 2010 (audited)	3

Condensed Statements of Operations for the three months ended March 31, 2011 and 2010 and the cumulative period from August 31, 2008 (inception) through March 31, 2011	4

Condensed Statements of Shareholders' Equity/(Deficit) from August 31, 2008 (inception) through March 31, 2011	5

Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and the cumulative period from August 31, 2008 (inception) through March 31, 2011	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T. Controls and Procedures	14

Part II Other Information	15

Item 1. Legal Proceeding.	15

Item 1A. Risk Factors.	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3. Defaults Upon Senior Securities.	15

Item 4. (Removed and Reserved).	15

Item 5. Other Information.	15

Item 6. Exhibits.	15

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	March 31, 2011	September 30, 2010
CURRENT ASSETS:
Cash and equivalents	$1	$1
Total Current Assets	1	1

OTHER ASSETS:
Intellectual assets, net	—	3,000

Total Assets	$1	$3,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued expenses	650	4,870
Accrued interest payable	131	—
Loans from related parties	10,598	1,978
Total Liabilities	11,379	6,848

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock , par value $.001; 500,000,000 shares authorized; 625,000 shares issued as of March 31, 2011 and September 30, 2010	$63	$63
Additional paid in capital	48,937	48,937
Deficit accumulated during the development stage	(60,378)	(52,847)
Total Stockholders' Equity	(11,378)	(3,847)

Total Liabilities and Stockholders' Equity	$1	$3,001

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period August 31, 2008 (inception) through March 31, 2011

(Unaudited)

					Cumulative from
	For the three	For the three	For the six	For the six	August, 2008
	months ended	months ended	months ended	months ended	(inception) through
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	650	500	2,150	2,000	33,888
Consulting	—	—	—	—	7,486
General and Administrative	750	500	2,250	1,000	9,700
Amortization	2250	750	3,000	1,500	9,000

Total Operating Expenses	3,650	1,750	7,400	4,500	60,074

Operating Loss	(3,650)	(1,750)	(7,400)	(4,500)	(60,074)

Other income/expenses:
Interest expense	(85)	—	(131)	—	(304)
Total Other Income/ (Expenses)	(85)	—	(131)	—	(304)

Net (loss) before Income Taxes	(3,735)	(1,750)	(7,531)	(4,500)	(60,378)

Provision for Income Taxes	—	—	—	—	—

Net (loss)	$(3,735)	$(1,750)	$(7,531)	$(4,500)	$(60,378)

Basic and diluted net loss per common share	$0.006	$0.003	$0.010	$0.008

Weighted average number of common shares outstanding	625,000	600,000	625,000	600,000

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

For the Period August 31, 2008 (inception) through March 31, 2011

			Additional	Accumulated	Total
	Common Stock		Paid in	(Deficit) During	Stockholders'
Par Value of $0.001	Shares	Amount	Capital	Development Stage	Equity

Balance at August 31, 2008 (date of inception)	—	$—	$—	$—	$—

Common Stock issued for subscription agreement	450,000	45	8,955	—	9,000

Net (loss) for the period ending September 30, 2008	—	—	—	(400)	(400)

Balance at September 30, 2008	450,000	45	8,955	(400)	8,600

Common shares issued for services February 28, 2009	94,000	9	18,791	—	18,800

Common shares issued for cash February 28, 2009	56,000	6	11,194	—	11,200

Net (loss) for the twelve month period ending September 30, 2009	—	—	—	(38,599)	(38,599)

Balance at September 30, 2009	600,000	60	38,940	(38,999)	1

Common shares issued for liabilities at June 22, 2010	25,000	3	9,997	—	10,000

Net (loss) for the twelve month period ending September 30, 2010	—	—	—	(13,848)	(13,848)

Balance at September 30, 2010	625,000	$63	$48,937	$(52,847)	$(3,847)

Net (loss) for the three month period ending December 31, 2010	—	—	—	(3,796)	(3,796)

Balance at December 31, 2010	625,000	$63	$48,937	$(56,643)	$(7,643)

Net (loss) for the three month period ending March 31, 2011	—	—	—	(3,735)	(3,735)

Balance at March 31, 2011	625,000	$63	$48,937	$(60,378)	$(11,378)

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period August 31, 2008 (inception) through March 31, 2011

			Cumulative from
	For the six	For the six	August 31, 2008
	months ended	months ended	(Inception) through
	March 31, 2011	March 31, 2010	March 31, 2011
OPERATING ACTIVITIES:
Net loss	$(7,531)	$(4,587)	$(60,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	3,000	1,500	9,000
Issuance of common stock for services	—	—	20,400
Issuance of common stock for interest	—	—	173
Changes in operating assets and liabilities:
Increase/(Decrease) in accrued expenses	(4,220)	(3,458)	650

Net cash used in operating activities	(8,751)	(6,545)	(30,155)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	—	11,200
Increase in accrued interest payable	131	87	131
Loans payable - related parties	8,620	6,500	18,824

Net cash provided by (used in) financing activities	8,751	6,587	30,155

NET INCREASE IN CASH	—	42	—

CASH BEGINNING BALANCE	1	51	1

CASH ENDING BALANCE	$1	$93	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$—	$—	$—

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BuyRite Club Corp. (“Company”) is in the initial development stage commencing development operations in September, 2008 and has incurred losses since inception totaling ($60,342).  The Company is a development stage company incorporated in the State of Florida on August 31, 2008, to acquire, develop and market a website ("www.buyriteclub.com") and sell memberships to individuals to join into a membership club whereby savings through merchant purchases. The members will earn their savings by purchasing products through the independent merchants whereby accumulating those savings through membership points.

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period August 31, 2008 (inception) through September 30, 2010 were filed on November 30, 2010 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 and for the period August 31, 2008 (inception) through March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended September 30, 2011.

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

BUYRITE CLUB CORP.

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

BUYRITE CLUB CORP.

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

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through March 31, 2011 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (August 31, 2008) through March 31, 2011 of ($60,378).The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company has funded its initial operations, from inception to March 31, 2011, by issuing common shares and loans from related parties.  As of March 31, 2011, the Company had issued 625,000 common shares for a total consideration of $49,000. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company’s sole officer and director has committed to advancing certain operating costs of the Company, but there are no assurances that this commitment will continue and for how much.

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

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share. At March 31, 2011, the Company had 625,000 common shares outstanding.

Preferred shares have been authorized of 10,000,000 shares having none issued or outstanding at March 31, 2011.

As of March 31, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

BUYRITE CLUB CORP.

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

The components of the Company’s deferred tax asset as of March 31, 2011 are as follows:

March 31, 2011
Net operating loss carry forward	$60,378
Times Tax at Statutory rate	35%

Deferred Tax Asset	21,132
Valuation allowance	(21,132)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2028 and 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the period from August 31, 2008 (inception) through March 31, 2011, officers, directors and shareholders have advanced funds from time to time to the Company.  At March 31, 2011, these advances were $10,598 and were booked as a loan from related party. The loan shall accrue interest at 3.6% and is due as a balloon payment for both interest and principal at September 1, 2011.

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

Overview

BUYRITE CLUB CORP. ("BUYRITE CLUB CORP.") is a development stage company, incorporated in the State of Florida on August 31, 2008, to acquire, develop and market a website ("www.buyriteclub.com") and sell memberships to individuals to join into a membership club whereby savings through merchant purchases can be earned. The members earn their savings by purchasing products through the independent merchants and gift cards whereby accumulating those savings through membership points.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $(30.155) from inception from August 31, 2008 to March 31, 2011 and has an accumulated deficit of ($60,378).

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

As our revenues commence, we plan to continue to invest in marketing and sales by increasing the number of direct sales consultants and management personnel, expand our selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2011. We do not expect our revenues to increase significantly until 2012.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, vice president and chief financial officer have foregone full salary payments during the initial stages of the business, during 2010, we anticipate compensation to commence in late 2011 as revenues are generated. In addition, we believe in the 2012 fiscal year that the compensation packages attracting the senior executives,  that the Company will require to execute, in accordance with its business plan, which will increase our total general and administrative expenses.

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended March 31, 2011 and 2009

Revenues. The Company’s revenues for the three months ended March 31, 2011 and 2010 were $0. From inception (August 31, 2008) through March 31, 2011, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended March 31, 2011 were $650 as compared to $500 for the three months ended March 31, 2010.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 were $750 compared to $500 for the three months ended March 31, 2010.   The increase of $250 is primarily a cost to keep current with the Securities and Exchange Commission filings.

Net Loss. Net loss for the three months ended March 31, 2011 was ($3,735) as compared to ($1,750) for the three months ended March 31, 2010.  This loss included the acceleration of amortization of our intellectual property as a result of not renewing a distribution agreement with a third party. Without this additional cost of $1,500, the net loss is consistent for the period ended March 31, 2011 and 2010.

Results for the Six Months Ended March 31, 2011 and 2010

Revenues. The Company’s revenues for the six months ended March 31, 2011 and 2010 were $0. From inception (August 31, 2008) through March 31, 2011, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the six months ended March 31, 2011 were $2,150 as compared to $2,000 for the six months ended March 31, 2009.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the six months ended March 31, 2011 were $2,250 compared to $1,000 for the six months ended March 31, 2010.   The increase of $1,250 is primarily a cost to keep current with the Securities and Exchange Commission filings.

Net Loss. Net loss for the six months ended March 31, 2011 was ($7,531) as compared to ($4,500) for the six months ended March 31, 2010.  The increase of net loss of  $,3031 included the acceleration of amortization of our intellectual property as a result of not renewing a distribution agreement with a third party and other normalized costs to keep current with the Securities and Exchange Commission.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of funding to meet its need for cash. Since its inception (August 31, 2008), the Company has been funded by its founders, stockholders and related parties with advances and loans and through the sale of common shares including its initial public offering.  At March 31, 2011, we had a working capital deficit of ($11,378) and an accumulated deficit of ($60,378), as compared to a working capital deficit of ($6,847) and an accumulated deficit of ($52,847) at September 30, 2010.

As of March 31, 2011 and September 30, 2010, total current assets were $1 and $1 respectively.

As of March 31, 2011, total current liabilities were $11,379 represented by $650 of accrued expenses, $131 of accrued interest payable and $10,598 of loans from related parties.  As of September 30, 2010, total current liabilities were $6,848, which consisted of $4,870 of accrued expenses and $1,978 of loans from related parties.

Cash flows from financing activities and cash generated through the company’s issuance of commons shares (including its initial public offering) represented the Company’s principal source of funding since August 31, 2008 (inception) through March 31, 2011.

Material Commitments

The company on September 15, 2008 entered into a contract with an independent contractor to provide for the internet mall including merchants, gift cards and back office accounting. The contract provides for the provider to participate as received a participation in the member’s savings. This contract is currently deemed null and void by the parties since the parent company of the independent contractor has merged as of October 19, 2010 and we have not negotiated a new or extended agreement.

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

BUYRITE CLUB CORP.

DATE: April 26, 2011	By:	/s/ Judith Adelstein
Judith Adelstein
President, Principal Executive Officer