Form 10-K
period 2011-09-30
Buyrite Club Corp.
filed 2011-12-20
CIK 1449001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-154931

BUYRITE CLUB CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	26-3290093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7076 SPYGLASS AVENUE
PARKLAND, FL	33076
(Address of principal executive offices	Zip Code)

(954) 599-3672

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

COMMON STOCK PAR VALUE 0.0001	NONE

Securities Registered Pursuant to Section 12(G) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes   No ☒

As of September 30, 2011, the aggregate market value of such shares held by non-affiliates of the Registrant’s common stock was approximately $57,800. Shares of the Registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Stock	Shares as of November 1, 2011
Common Stock, $0.0001 par value	695,000

BUYRITE CLUB CORP.

FORM 10-K

For the Fiscal Period Ended September 30, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. These statements include, but are not limited to, statements concerning:

•	the anticipated benefits and risks of our business relationships;

•	our ability to attract retail and business customers;

•	the anticipated benefits and risks associated with our business strategy;

•	our future operating results;

•	the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

•	potential government regulation;

•	our future capital requirements and our ability to satisfy our capital needs;

•	the potential for additional issuances of our securities;

•	our plans to devote substantial resources to our sales and marketing teams;

•	the possibility of future acquisitions of businesses, products or technologies;

•	our belief that we can attract customers in a cost-efficient manner;

•	our belief that current or future litigation will likely not have a material adverse effect on our business;

•	the ability of our online marketing campaigns to be a cost-effective method of attracting customers;

•	our belief that we can internally develop cost-effective branding campaigns;

•	the results of upgrades to our infrastructure and the likelihood that additional future upgrades can be implemented without disruption of our business;

•	our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

•	our belief that our information technology infrastructure can and will support our operations and will not suffer significant downtime;

•	statements about our community site business and its anticipated functionality;

•	our belief that we can maintain inventory levels at appropriate levels despite the seasonal nature of our business; and,

•	our belief that we can successfully offer and sell a constantly changing mix of products and services.

AVAILABILITY OF INFORMATION

You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC’s website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  This information can be accessed at the web site http://www.sec.gov.

PART I

ITEM 1.  BUSINESS

BACKGROUND AND CORPORATE INFORMATION

INTRODUCTION

BUYRITE CLUB CORP. (“BUYRITE CLUB CORP.”) is a development stage company, incorporated in the State of Florida on August 31, 2008, to acquire, develop and market a website (“www.buyriteclub.com”)and sell memberships to individuals to join into a membership club whereby savings through merchant purchases can be earned. The members earn their savings by purchasing products through the independent merchants and gift cards whereby accumulating those savings through membership points.

The initial advantage to members joining the club is the savings incurred by each member while they shop on the internet once the company engages merchants and gift cards. In other words, as the members earn savings through normal purchases on the internet with independent merchants and gift cards. The internet should provide the lowest cost marketing arena with the broadest audience for these type of product sales.

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

We have not generated any revenues to date and our activities have been limited to developing the Business Plan. We will not have the necessary capital to develop our Business Plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms. See “Managements Discussion and Analysis Plan of Operations” and “Liquidity and Capital Resources.” We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to funds operations.

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

ADVERTISING

Advertising will be done primarily through internet search engines. There are independent entities that have effective experience in the utilization of pay per click advertising through the internet process. Additionally there are methods of improving “web presence” on search engines by means without the need for pay per click. Both methods will be used to attempt to establish our web site (www.buyriteclub.com)as a credible web site to attract members for our program.

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

STAFFING

As of November 1, 2011, BUYRITE CLUB CORP. has no permanent staff other than its sole officer and director, Judith Adelstein, who is the President and Chairman of the company. Mrs. Adelstein has the flexibility to work on BUYRITE CLUB CORP. up to 10 to 25 hours per week. She is prepared to devote more time to our operations as may be required. She is not being paid at present.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, BUYRITE CLUB CORP. has no employees other than its current sole officer and director, Mrs. Adelstein, who has not been compensated. There are no employment agreements in existence. The company presently does not have, pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, the company may adopt plans in the future. There are presently no personal benefits available to the company’s director.

During the initial implementation of our marketing strategy, the company intends to hire independent consultants to develop and market its website, rather than hire full time website development, marketing and maintenance employees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage company organized to market an internet private membership club to offer a savings through internet purchases for our members.

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

From inception to September 30, 2011, the company’s business operations have primarily been focused on developing our business plan and market research.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. BUYRITE CLUB CORP. was incorporated in the State of Florida on August 31, 2008; we are a development stage company attempting to enter into the internet sales market. We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. (See “Risk Factors”). To become profitable and competitive, we must develop the business, marketing plan, and execute the plans.

PLAN OF OPERATION

Since inception (August 31, 2008) to, September 30, 2011, BUYRITE CLUB CORP. has spent a total of $72,697 on start-up costs. The company has not generated any revenue from business operations.

The company incurred expenditures from inception through September 30, 2011 of $42,788 for accounting services, the preparation of audited financial statements and legal services and company also had expenditures of $29,386 for general administrative costs, consultants and amortization.

Since inception, the majority of the company’s time has been spent refining its business plan and marketing, conducting industry research, and preparing for a primary financial offering.

OUR CHALLENGES

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks as discussed more fully in the section titled “Risk Factors,” including for example:

•	any failure to expand our operations and web presence to sufficiently meet our customers’ demands and our ability to attract new clients;

•	any inability to effectively manage rapid growth and accurately project market demand for our product offerings;

•	risks associated with future investments or acquisitions;

•	economic, political, regulatory, legal and foreign exchange risks associated with web-based enterprises;

•	any loss of key members of our senior management; and,

•	unexpected changes in economic situations or legal environment.

You should read and consider the information set forth in “Risk Factors” and all other information set forth in this filing.

SUMMARY FINANCIAL INFORMATION

The following table sets forth a summary of the financial data for Buyrite Club Corp. for the period ended September 30, 2011 and 2010 and balance sheet data as of September 30, 2011 and 2010. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this Report.

	12 Months Ended	12 Months Ended
	September 30,	September 30,
	2011	2010

Revenues	$—	$—
Operating expenses	19,500	13,725
Other income/(expense)	(350)	(123)
Net loss before taxes	(19,850)	(13,848)
Income taxes	—	—
Net (loss)	(19,850)	(13,848)
Loss per share - basic and diluted	(0.031)	(0.023)

As to Balance Sheet as of	September 30,	September 30,
	2011	2010

Working capital (deficit)	$(9,697)	$(6,847)
Current assets	1	1
Total assets	1	3,001
Current liabilities	9,698	6,848
Total liabilities	9,698	6,848
Total stockholders’ equity (deficit)	(9,697)	(3,847)

OUR ADDRESSES

The address of the Company’s principal executive office is 7076 Spyglass Avenue, Parkland, FL  33076, and our telephone number is (954) 599-3672. We maintain a website at www.buyriteclub.com that contains information about us, but that information is not a part of this Annual Report.

ITEM 1A. RISK FACTORS

The Company considers the following to be the material risks for an investor. Buyrite Club Corp. should be viewed as a high-risk investment and speculative in All respects. An investment in our common stock may result in a complete loss of the invested amount. Please consider the following risk factors before deciding to invest in our common stock and/or a current shareholder.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF BUYRITE CLUB CORP. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN - AUDITOR’S GOING CONCERN

In their audit report dated September 30, 2011; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to BUYRITE CLUB CORP. we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plans. As such we may have to cease operations. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors, borrow funds or raise additional capital.

WE HAVE HAD SUBSTANTIAL OPERATING LOSSES FROM INCEPTION (AUGUST, 2008) AND MAY CONTINUE TO INCUR LOSSES.

Since inception (August 31, 2008), BuyRite Club Corp. had substantial operating losses as a result of the financial performance of our business. While we have plans in place intended to improve the performance of this business, we cannot be certain that we will become profitable in the near-term.

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

OUR BUSINESS WILL FAIL IF WE DO NOT OBTAIN ADEQUATE FINANCING, RESULTING IN THE COMPLETE LOSS OF YOUR INVESTMENT

If we are not successful in earning revenue once we have started our sale activities, we may require additional financing to sustain our business operations. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. Obtaining additional financing would be subject to a number of factors, including the Company’s sales results. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us. See “Description of Business.”

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

Mrs. Adelstein, our sole officer and director, has other outside business activities and is devoting only approximately 10-25 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Mrs. Adelstein, which may result in periodic interruptions or suspensions of our business plan. If the demands of the company’s business require the full time of our executive officer, she is prepared to adjust her timetable in order to devote more time to conducting our business operations. However, our executive officer may be unable to devote sufficient time to the management of the company’s business, which may result in periodic interruptions in the implementation of the company’s business plans and operations. Such delays could have a significant negative effect on the success of our business.

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

All decisions regarding the management of the company’s affairs will be made exclusively by its sole officer and director. Purchasers of the offered shares may not participate in the management of the company and, therefore, are dependent upon the management abilities of the company’s sole officer and director. The only assurance that the shareholders of the company (including purchasers of the offered shares) have that the company’s sole officer and director will not abuse her discretion in making decisions, with respect to its affairs and other business decisions, is her fiduciary obligations and business integrity. Accordingly, no person should purchase offered shares unless that person is willing to entrust all aspects of management to the company’s sole officer and director, or her successors. Potential purchasers of the offered shares must carefully evaluate the personal experience and business performance of the company’s management.

The company’s management may retain independent contractors to provide services to the company. Those contractors have no fiduciary duty to the shareholders of the company and may not perform as expected. The company does not maintain key person life insurance on its sole officer and director.

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

The company cannot apply directly to be quoted on the OTC Bulletin Board. Additionally, the stock can be listed or traded only to the extent that there is interest by broker/dealers in acting as a market maker in the company’s stock. Despite the company’s best efforts, the company may not be able to convince any broker/dealers to act as market-makers and make quotations on the OTC Bulletin Board. It is the company’s intent to contact potential market makers for the OTC Bulletin Board after it has completed its primary offering.

IN THE EVENT THAT THE COMPANY’S SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00 PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD SEVERELY AFFECT THE PRICE AND LIQUIDITY OF THE COMPANY’S SHARES.

In the event our shares are traded, and our stock trades below $5.00 per share our stock would be known as a “penny stock” which is subject to various regulations involving disclosures to be given to you prior to purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors.

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge you understand the risk associated with buying penny stocks and that you can absorb the entire loss of your investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is oftentimes volatile and you may not be able to buy or sell the stock when you want.

AS THE COMPANY HAS 500,000,000 AUTHORIZED COMMON SHARES AND 10,000,000 PREFERRED SHARES AUTHORIZED, THE COMPANY’S MANAGEMENT COULD ISSUE ADDITIONAL SHARES DILUTING THE COMPANY’S CURRENT SHAREHOLDERS’ EQUITY.

The company has 500,000,000 authorized common shares of which only 695,000 are currently outstanding. The company’s management could, without the consent of the company’s existing shareholders issue substantially more shares causing a large dilution in our current shareholders’ equity position. Additionally, large share issuances by the company would generally have a negative impact on our share price. It is possible that due to additional share issuance you could lose a substantial amount or all of your investment.

AS OUR COMPANY’S SOLE OFFICER AND DIRECTOR CURRENTLY OWNS MAJORITY OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND DECISIONS MADE BY THE COMPANY’S SOLE OFFICER AND DIRECTOR CONTRARY TO THEIR INTERESTS.

The company’s sole officer and director owns majority of our current outstanding common stock. As a result, she will be able to decide who will be directors and control the direction of the company. Our sole officer and director’s interests may differ from the interests of our other stockholders. Factors that could cause his interests to differ from the interests of other stockholders include the impact of corporate transactions on the timing of our business operations and her ability to continue to manage the business, in terms of the amount of time she is able to devote to the company.

IF WE COMPLETE A FINANCING THROUGH THE SALE OF ADDITIONAL SHARES OF OUR COMMON STOCK IN THE FUTURE, THEN SHAREHOLDERS WILL EXPERIENCE DILUTION.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to our existing shareholder. This means that if we sell shares of our common stock, more shares will be outstanding and our existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of the existing shareholder. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

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

We are a development stage company formed August 31, 2008 with the purpose to establish itself as a corporation engaged in the sale of club memberships on the internet. BUYRITE CLUB CORP. may be unable to establish “traffic” on the internet and would then be unable to generate revenues. Additionally, internet advertising expenses such as pay per click with internet search engines could exceed revenues. There would be a substantial doubt, then, about our ability to continue as a going concern.

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

If we do not execute our business plan on schedule or within budget, our ability to generate revenue may be diminished or delayed. Our ability to adhere to our schedule and budget face many uncertainties

WE OPERATE IN AN EXTREMELY COMPETITIVE ENVIRONMENT AND OUR SUCCESS DEPENDS IN PART ON OUR TIMELY INTRODUCTION OF NEW COMPETITIVE PRODUCTS AND TECHNOLOGIES AND EFFECTIVE INVESTMENT IN NEW PRODUCTS, TECHNOLOGIES AND SERVICES.

We operate in an extremely competitive environment and the markets for our products are characterized by rapidly changing technologies, frequent new product introductions, short product life cycles and evolving industry standards. Our success depends, in substantial part, on the timely and successful introduction of new products, services and upgrades of current products to comply with emerging industry standards and to address competing technological and product developments by our competitors. The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology, market trends and customer needs. We may focus our resources on technologies that do not become widely accepted, are not timely released or are not commercially viable. In addition, our products may contain defects or errors that are detected only after deployment. If our products are not competitive or do not work properly, our business could suffer and our financial performance could be negatively impacted.

WE WILL INCUR INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY

As a public company, we incur significant legal, accounting and other expenses that a private company does not incur. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and stock exchanges have required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, as a result of becoming a public company, we need to create additional board committees and adopt additional policies regarding internal controls and disclosure controls and procedures. We will incur additional costs associated with public company reporting requirements and compliance with the internal controls of Section 404 of the Sarbanes-Oxley Act of 2002. We also expect these new rules and regulations will make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance. As a result, our general and administrative expenses will likely increase and it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

As of September 30, 2011, the Company did not lease or own any properties. Currently, the Company utilizes the offices of Steven Adelstein, the husband of the sole officer and director, Judith Adelstein, at no cost to the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the period ended September 30, 2011.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK

Our common stock is not quoted on any Exchange.

REPORTS TO STOCKHOLDERS

Our shareholders, through our filings on the web, including http://www.sec.gov, can review all of our period reporting requirements of the Exchange Act including our annual report for September 30, 2011 and 2010.

APPROXIMATE NUMBER OF HOLDERS OF OUR COMMON STOCK

At September 30, 2011, there were approximately 50 stockholders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has not adopted any equity compensation plan as of September 30, 2011.

DIVIDEND POLICY

We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected statement of income data for the twelve (12) month period ended September 30, 2011 and from inception (August 31, 2008) thru September 30, 2011 and balance sheet data as of September 30, 2011 and 2010 are derived from our audited financial statements included elsewhere in this Report.

The following selected historical financial information should be read in conjunction with our financial statements and related notes and the information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Twelve (12) Months Ended September 30, 2011	From Inception (August 31, 2008) Through September, 30, 2011
STATEMENT OF OPERATIONS DATA:

Sales revenue:	$—	$—
Cost of sales	—	—
Gross profit	—	—
Expenses:
General and Administrative expenses	5,450	12,900
Consulting Fees	—	7,486
Legal and Accounting	11,050	42,788
Amortization	3,000	9,000
Total operating expenses	19,500	72,174

Loss from Operations	19,500	72,174
Interest Expense	350	523
Net Loss	$(19,850)	(72,697)

Loss per Share - basic and diluted	$(0.031)

Weighted average number of shares outstanding - basic and diluted	637,658

	September 30,	September 30,
	2011	2010
BALANCE SHEET DATA:

Cash and cash equivalents	$1	$1
Working capital (deficit)	(9,697)	(6,847)
Total assets	1	3,001
Total current liabilities	9,698	6,848
Long term liability	—	—
Total liabilities	9,698	6,848
Total stockholders’ equity (deficit)	(9,697)	(3,847)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OUR CORPORATE HISTORY

BUYRITE CLUB CORP. (“COMPANY”,“BUYRITE CLUB”,“BUYRITE MEMBERSHIP CLUB”) is a development stage company, incorporated in the State of Florida on August 31, 2008, to acquire, develop and market a website (“www.buyriteclub.com”)and sell memberships to individuals to join into a membership club whereby savings through merchant purchases can be earned. The members earn their savings by purchasing products through the independent merchants and gift cards whereby accumulating those savings through membership points.

The initial advantage to members joining the club is the savings incurred by each member while they shop on the internet. In other words, as the members earn savings through normal purchases on the internet with independent merchants and gift cards. The internet provides the lowest cost marketing arena with the broadest audience for these type of product sales.

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

RESULTS OF OPERATIONS

SALES REVENUES

STATEMENT OF OPERATION ITEMS

Results of Operations for the year ended September 30, 2011 compared to the year ended September 30, 2010.

For the twelve (12) months ended September 30, 2011 and cumulative from August 31, 2008 (inception) through September 30, 2011, we had zero (0) revenues from operations and a loss from operations of $(19,850) and $(72,697) respectively.

•

Legal and Accounting Expenses

For the twelve (12) months ended September 30, 2011, Legal and Accounting expenses were $11,050 as compared to $6,925 for the year ending September 30, 2010. The increase of $4,125 is primarily the result of expenses to remain current with its filings with the Securities and Exchange Commission.

•

General and Administrative Expenses

For the twelve (12) months ended September 30, 2011, General and Administrative expenses were $5,450 as compared to $3,800 for the year ending September 30, 2010. The increase of $1,650 is primarily the result of expenses to remain current with its filings with the Securities and Exchange Commission.

BALANCE SHEET ITEMS

INTELLECTUAL ASSETS at September 30, 2011 were $0 as compared to $3,000 at September 30, 2010. The decrease was a result of the amortization of $3,000 for the year ending September 30, 2011. The intellectual asset had an estimated useful life to be amortized over a three (3) year period and at September 30, 2011 the asset has been fully amortized.

ACCRUED LIABILITIES at September 30, 2011 were $7,500, compared to $4,870 at September 30, 2010, an increase of $2,630. The increase was a result of increased expenses for Legal and Accounting.

LOANS TO RELATED PARTIES were $2,198 at September 30, 2011 as compared to $1,978 at September 30, 2010. The increase of $220 was the result of a working capital advancements from the sole Officer and Director.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had cash and cash equivalent of $1. The following table provides detailed information about our net cash flow for September 30, 2011 and from inception (August 31, 2008) thru September 30, 2011.

	Twelve (12) Months Ended September 30, 2011	From Inception (August 31, 2008) Through September, 30, 2011
STATEMENT OF CASH FLOW DATA:

Net cash (required) in operating activities.	$(220)	$(21,624)
Net cash provided by financing activities	220	21,625
Net cash flow (deficit)	—	1

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

PLAN OF OPERATIONS

We have established through market research that there is an extensive market for club memberships offering members savings for purchases on the internet with independent merchants and independent gift cards.

BUYRITE CLUB CORP. intends to offer our members the ability to purchase products through independent merchants. Our members will receive a percentage of savings through our membership club whereby our members accumulate savings to use for their future purchases. Therefore members can accumulate savings of 0.5% to 15% of their purchased amounts of the merchants listed on our web site. The accumulated savings by our members can be substantially greater than their membership cost in our membership club which is purely dependent on the amount of purchases the members actually completes through our merchants web sites.

We are aware that the economic condition has slowed operations substantially in 2011 and 2010 and we anticipate this continuing through 2012. The U.S. economy is currently in a state of uncertainty. In addition, we are aware that business trends relative to the Internet are constantly changing. The combination of changing trends relative to the Internet and uncertainty regarding economic growth could have a material impact on our short-term or long-term liquidity or revenues or income from operations.

OUR BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involves risks and uncertainties, as set forth above under “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Section 1A under the heading “Risk Factors” and elsewhere in this Form 10-K.

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

OUR EMPLOYEES

As of September 30, 2011, BUYRITE CLUB CORP. has no permanent staff other than its sole officer and director, Judith Adelstein, who is the President and Chairman of the company. Mrs. Adelstein has the flexibility to work on BUYRITE CLUB CORP. up to 10 to 25 hours per week. She is prepared to devote more time to our operations as may be required. She is not being paid at present.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited financial statements as of September 30, 2011 and 2010 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGE IN ACCOUNTANTS

During the fiscal years ended September 30, 2011 and 2010, there were no disagreements with Lake & Associates CPA LLC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of September 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Sole Officer in connection with the review of our financial statements as of September 30, 2011.

Management believes any of the matters noted above could result in a material misstatement in our financial statements in future periods.

MANAGEMENT’S REMEDIATION INITIATIVES

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2012.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

AMENDMENT TO ARTICLES OF INCORPORATION OR BYLAWS; REVERSE STOCK SPLIT

On June 22, 2010, the Company amended its bylaws as follows:

•	Increased authorized common shares to 500,000,000 having par value $0.0001

•	Authorized preferred shares of 10,000,000 having par value $0.001

•	We confirmed the reverse stock split of 20/1

The above amendments to the company’s bylaws was approved by the board of directors and the majority vote of common shareholders.

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE

Set forth below are the names of our directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years. The Directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the Board’s discretion.

Our sole officer and director will serve until his successor is elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name and Address	Age	Position(s)

Judith Adelstein	63	President, Secretary/ Treasurer
7076 Spyglass Ave		Principal Executive Officer
Parkland, FL 33076		Principal Financial Officer and sole member of the Board of Directors

The person named above has held her offices/positions since the inception of our company and is expected to hold her offices/positions until the next annual meeting of our stockholders.

BIOGRAPHICAL INFORMATION

2000 to present - Substitute School Teacher with The Broward County School Board, State of Florida.

From inception (August 31, 2008), Judith Adelstein has been the sole officer and director of Buyrite Club Corp.

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our sole Direct is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

INDEPENDENT DIRECTORS

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address Board of Directors ’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of one individual who is also our executive officer.

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

DIRECTOR COMPENSATION

Mrs. Judith Adelstein, the sole member of our Board of Directors, is also our sole executive officer. We do not pay fees to directors for attendance at meetings of the Board of Directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

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

FAMILY RELATIONSHIPS

Tammi Shnider (37 years of age) is the daughter of our Sole office and Director. Mrs. Shnider is a lawyer and resides in a separate residence and has a husband and two (2) children. Mrs. Shnider is not considered a beneficial owner or controlled by  Judith Adelstein, our sole officer and director. Mrs. Shnider owns 63,000 common shares (9.1%) including shares held for the benefit of grandchildren of Judith Adelstein, our sole officer and director.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Based solely upon a review of Form 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Security Exchange Act during the fiscal twelve (12) month period ended September 30, 2011 and amendments thereto furnish to us with respect to the fiscal twelve (12) month period ended September 30, 2010 as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following Board members failed to file reports on a timely basis.

CODE OF ETHICS

In September 2008, we adopted a Code of Ethics and Business Conduct which is applicable to our employees and which also includes a Code of Ethics for our President and principal financial officers and persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct,

•	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•	compliance with applicable laws, rules and regulations,

•	the prompt reporting violation of the code, and

•	accountability for adherence to the code.

ITEM 11.  EXECUTIVE COMPENSATION

We did not pay any salaries in 2011. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

REMUNERATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of our sole director and officer for the period from inception (August 31, 2008) through September 30,2010.

CAPACITIES IN WHICH AGGREGATE
NAME OF INDIVIDUAL	REMUNERATION WAS RECEIVED	Amount

Judith Adelstein	Sole Executive Officer and Director	$ 0

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 30, 2011 for (a) each of our directors, (b) each of our executive officers, (c) each stockholder known to be the beneficial owner of more than 5% of any class of the our voting securities, and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Buyrite Club Corp. 7076 Spyglass Avenue, Parkland, FL  33076.

Name and address	Number		Percentage
Beneficial Ownership	of Shares		of ownership

Judith Adelstein	406,000	(1)	58.4%
7076 Spyglass Avenue
Parkland, FL 33076

Tammi Shnider (3)	63,000	(2)	9.1%

All Officers and Directors as a Group (1 person)	406,000		58.4%

_________

(1) The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mrs. Adelstein is the only “promoter” of our company.

(2) Includes 36,000 common shares held as custody for 4 minor age children.

(3) Tammi Shnider (37 years of age) is the adult daughter of our Sole officer and Director. Mrs. Shnider is a lawyer and resides in a separate residence and has a husband and two (2) children. Mrs. Shnider is not considered a beneficial owner of Judith Adelstein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, the Company borrows from officers and directors. At September 30, 2011 and 2010, these loans were $2,198 and $1,978 respectively.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Lake & Associates CPA LLC is the Company’s independent registered public accounting firm engaged to examine the Company’s financial statements for the fiscal period ended September 30, 2011 and 2010.

FEES FOR THE FISCAL PERIOD ENDED SEPTEMBER 30, 2011 AND 2010

AUDIT FEES - Lake & Associates CPA LLC was paid or accrued an aggregate fee of approximately $9,000 per period for the auditing services for the fiscal period ended September 30, 2011 and 2010. These fees for auditing services included the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the periods ended December 31, March 31, and June 30.

AUDIT RELATED FEES - Lake & Associates CPA LLC was not paid or no fees were accrued for assurance and related services that were related to the audit or review of the Company’s financial statements during the fiscal years ended September 30, 2011 and 2010.

TAX FEES - Lake & Associates CPA LLC was paid or accrued a fee of approximately $500 for tax compliance, advice, and planning during the fiscal years ended September 30, 2011 and 2010.

ALL OTHER FEES. Lake & Associates CPA LLC did not bill the Company for any products or services other than the foregoing during the fiscal years ended September 30, 2011 and 2010.

BOARD OF DIRECTORS PRE-APPROVAL POLICIES AND PROCEDURES

Since the establishment of the Audit Committee, our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

ITEM 15.  EXHIBITS

The Exhibits listed below are filed with the Securities and Exchange Commission.

EXHIBIT NO.	DOCUMENT DESCRIPTION

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

14	Code of Ethics (incorporated by reference from Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 3, 2008).

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUYRITE CLUB CORP.

Date: December 19, 2011	By: /s/ Judith Adelstein
President, Secretary/ Treasurer
Principal Executive Officer
Principal Financial Officer and
sole member of the Board of Directors

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Buyrite Club Corp.

We have audited the accompanying balance sheet of Buyrite Club Corp. (a development stage enterprise)(the “Company”) as of September 30, 2011 and 2010 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years then ended, and for the period from August 31, 2008 (inception) through September 30, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buyrite Club Corp. (a Florida corporation) as of September 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period August 31, 2008 (inception) through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Notes 2 and 4, the Company has been in the development stage since its inception (August 31, 2008) and continues to incur significant losses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Notes 2 and 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Schaumburg, Illinois

November 18, 2011

1905 Wright Boulevard

Schaumburg, IL 60193

Phone: 847-524-0800

Fax: 847-524-1655

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(Audited)

	September 30, 2011	September 30, 2010

ASSETS

CURRENT ASSETS:
Cash and equivalents	$1	$1
Total Current Assets	1	1

OTHER ASSETS:
Intellectual assets, net	—	3,000

Total Assets	$1	$3,001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued expenses	7,500	4,870
Accrued interest payable	—	—
Loans from related parties	2,198	1,978
Total Liabilities	9,698	6,848

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $.001; 10,000,000 shares authorized; 0 issued at September 30, 2010 and September 30, 2009	$—	$—
Common stock , par value $.0001; 500,000,000 shares authorized; 695,000 shares issued as of September 30, 2011 and 625,000 shares issued as of September 30, 2010	70	63
Additional paid in capital	62,930	48,937
Deficit accumulated during the development stage	(72,697)	(52,847)
Total Stockholders’ Equity/(Deficit)	(9,697)	(3,847)

Total Liabilities and Stockholders’ Equity/(Deficit)	$1	$3,001

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Period August 31, 2008 (inception) through Septermber 30, 2011

			Cumulative from
			August 31, 2008
	For the twelve	For the twelve	(inception)
	months ended	months ended	through
	September 30, 2011	September 30, 2010	September 30, 2011

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating Expenses:
Legal and Accounting	11,050	6,925	42,788
Consulting	—	—	7,486
General and Administrative	5450	3800	12,900
Amortization	3000	3000	9,000

Total Operating Expenses	19,500	13,725	72,174

Operating Loss	(19,500)	(13,725)	(72,174)

Other income/expenses:
Interest expense	(350)	(123)	(523)
Total Other Income/ (Expenses)	(350)	(123)	(523)

Net (loss) before Income Taxes	(19,850)	(13,848)	(72,697)

Provision for Income Taxes	—	—	—

Net (loss)	$(19,850)	$(13,848)	$(72,697)

Basic and diluted net loss per common share	$(0.031)	$(0.023)

Weighted average number of common shares outstanding	637,658	606,875

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

For the Period August 31, 2008 (inception) through September 30, 2011

					Additional	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	(Deficit) During	Stockholders’
Par Value of $0.0001	Shares	Amount	Shares	Amount	Capital	Development Stage	Equity/(Deficit)

Balance at August 31, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—

Common Stock issued for subscription agreement			450,000	45	8,955	—	9,000

Net (loss) for the period ending September 30, 2008			—	—	—	(400)	(400)

Balance at September 30, 2008	—	—	450,000	45	8,955	(400)	8,600

Common shares issued for services February 28, 2009			94,000	9	18,791	—	18,800

Common shares issued for cash February 28, 2009			56,000	6	11,194	—	11,200

Net (loss) for the twelve month period ending September 30, 2009	—	—	—	—	—	(38,599)	(38,599)

Balance at September 30, 2009			600,000	60	38,940	(38,999)	1

Common shares issued for liabilities June 22, 2010			25,000	3	9,997	—	10,000

Net (loss) for the twelve month period ending September 30, 2010			—	—	—	—	—

Balance at September 30, 2010	—	$—	625,000	$63	$48,937	$(52,847)	$(3,847)

Common shares issued for liabilities June 30, 2011			50,000	5	9,995	—	10,000

Common shares issued for liabilities September 30, 2011			20,000	2	3,998	—	4,000

Net (loss) for the twelve month period ending September 30, 2011			—	—	—	(19,850)	(19,850)

Balance at September 30, 2011	—	$—	695,000	$70	$62,930	$(72,697)	$(9,697)

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Period August 31, 2008 (inception) through September 30, 2011

	For the twelve months ended September 30, 2011	For the twelve months ended September 30, 2010	Cumulative from August 31, 2008 (Inception) through September 30, 2011

OPERATING ACTIVITIES:
Net loss	$(19,850)	$(13,848)	$(72,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	3,000	3,000	9,000
Issuance of common stock for services	—	1,600	20,400
Issuance of common stock for interest	—	173	173
Issuance of common stock - shareholder payable	14,000	—	14,000
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	—	—	—
Increase/(decrease) in accrued expenses	2,630	370	7,500

Net cash used in operating activities	(220)	(8,705)	(21,624)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	—	11,200
Increase/(decrease) in accrued interest payable	—	(50)	—
Borrowings from related parties	220	8,705	10,425

Net cash provided by (used in) financing activities	220	8,655	21,625

NET INCREASE IN CASH	—	(50)	1

CASH BEGINNING BALANCE	1	51	—

CASH ENDING BALANCE	$1	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$—	$—	$—
Issuance of common stock for debt	$14,000	$8,227	$—

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2011

NOTE 1 ORGANIZATION

BUYRITE CLUB CORP. (a development stage enterprise) (the Company) was formed on August 31, 2008 in the State of Florida. The Company’s activities to date have been primarily directed towards the raising of capital, acquiring intellectual properties and beta testing its web site www.buyriteclub.com.

NOTE 2 LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company’s financial statements for the year ended September 30, 2011 have been prepared assuming that it will continue as a going concern. To date the Company has generated limited revenues, has substantial operating losses and an accumulated deficit since its inception in August 2008. The Company incurred a net loss from continuing operations of ($19,850) and used $220 of cash in continuing operations for the year ended September 30, 2011. At September 30, 2011, the Company had a working capital deficit of ($9,697), limited financial resources available to pay ongoing financial obligations as they become due and a ($72,697) accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has principally financed its operations for the year ended September 30, 2011, using proceeds from short term borrowings primarily from the sale of common shares and advances from related parties.

Management believes the Company’s ability to continue operations are dependent on its ability to continue to raise capital. At the present time, we have no commitments for any additional financing. If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its operations, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that it will raise additional capital as necessary nor can it provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management believes that the ability to raise additional capital could be negatively impacted as a result of its securities not being traded on an active trading market.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7 (“SFAS 7”). Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on September 30.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740 “Income Taxes”, which was previously Financial Accounting Standards Board (FASB) Statement No. 109, (“Accounting for Income Taxes”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2011.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2011

Cash Equivalents

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

Impairment of Long-Lived Assets

In accordance with ASC 360-10-05-4 “Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets”, which was previously Financial Accounting SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits and reverses. There are no dilutive securities at September 30, 2011 for purposes of computing fully diluted earnings per share.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Share-Based Payments

The Company adopted ASC 718 “Compensation - Stock Compensation”, which was previously Statement of Financial Accounting standards (“SFAS”) No. 123 (Revised December 2004), “Share-Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, which the company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Bulletin No. 107(“SAB No. 107”), to provide guidance on SFAS 123R. The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2011

Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s requisite service period. The Company adopted the provisions of the SFAS 123R in its fiscal year ended September 30, 2008 using the modified prospective application method.

The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date (or date of adoption) and subsequently modified or cancelled; prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

Fair value of Financial Instruments

Financial instruments consist principally of cash, trade and related party payables, accrued liabilities, short-term obligations and notes payable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation. Those reclassification adjustments had no effect on the Company’s previously reported net loss.

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance.

In June 2009 the FASB issued ASC 860, formerly SFAS 166, “Accounting for Transfers of financial Assets -- an amendment of FASB Statement No. 140” (ASC 860). ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 will be effective April 1, 2010. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2009 the FASB issued ASC 810, formerly SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810). ASC 810 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. ASC 810 will be effective April 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial position and results of operations.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2011

In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures--Overall. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this Update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

The FASB has published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In September 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) -- Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition;” thus, these arrangements are excluded from this update. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on our financial position or results of operations.

The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, as this standard relates specifically to disclosures, the adoption will not have an impact on the Company’s financial position and results of operations.

In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition-- Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2011

ASU 2011-05 – Presentation of comprehensive income

ASU 2011-05 was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.

All entities that report OCI items will be impacted by the changes in this ASU. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments to ASC 220, Comprehensive Income, included in ASU 2011-05, Presentation of Comprehensive Income, are effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) for public entities and for interim and annual periods thereafter. The amended guidance must be applied retrospectively and early adoption is permitted.

ASU 2011-04 – Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs

The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•	The concepts of highest and best use and valuation premise are relevant only for measuring the fair value of nonfinancial assets and do not apply to financial assets and liabilities.

•	An entity should measure the fair value of an equity-classified financial instrument from the perspective of the market participant that holds the instrument as an asset.

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

Premiums or discounts related to the unit of account are appropriate when measuring fair value of an asset or liability if market participants would incorporate them into the measurement (for example, a control premium). However, premiums or discounts related to size as a characteristic of the reporting entity’s holding (that is, a “blockage factor”) should not be considered in a fair value measurement.

The amendments to ASC 820, Fair Value Measurement, included in ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, are effective prospectively for public entities for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for calendar-year entities). Early adoption is not permitted for public entities

ASU 2011-03 – Reconsideration of effective control for repurchase agreements

The amendments to ASC 860-10 included in ASU 2011-03, simplified the accounting for financial assets transferred under repurchase agreements (repos) and similar arrangements, by eliminating the transferor’s ability criteria from the assessment of effective control over those assets as well as the related implementation guidance.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2011

Currently under ASC 860-10-40-24 a transferor must meet four criteria to maintain effective control of securities transferred in a repo and to therefore account for the transfer as a secured borrowing rather than a sale. One of these criteria states that the transferor must be able to either repurchase or redeem the transferred securities on substantially the agreed terms, even if the transferee is in default. This criterion is satisfied only if the transferor has cash or collateral sufficient to fund substantially the entire cost of purchasing replacement securities.

The amendments in ASU 2011-03 remove this criterion and related implementation guidance from the Codification, thereby reducing the criteria that transferors must satisfy to qualify for secured borrowing accounting and, as a result, likely reducing the number of transfers accounted for as sales.

The amendments to ASC 860-10, Transfers and Servicing, included in ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, are effective for both public and nonpublic entities prospectively for new transfers and existing transactions modified as of the first interim or annual period beginning on or after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities). Early adoption is not permitted.

ASU 2011-02 - FASB amends creditor troubled debt restructuring guidance

This bulletin discusses ASU 2011-02, which was issued by the FASB to provide creditors with additional guidance in evaluating whether a restructuring of debt is a troubled debt restructuring. The new guidance does not amend the guidance for debtors. It is generally effective for public entities in the quarter ended September 30, 2011.

ASU 2011-01 - Troubled debt restructuring disclosures for public-entity creditors deferred

The FASB issued Accounting Standards Update (ASU) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the date when public-entity creditors are required to provide the new disclosures for troubled debt restructurings in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The deferred effective date will coincide with the effective date for the clarified guidance about what constitutes a troubled debt restructuring, which the Board is currently deliberating. The clarified guidance is expected to apply for interim and annual periods ending after June 15, 2011.

When providing the new disclosures under ASU 2010-20, public entities would be required to retrospectively apply the clarified guidance on what constitutes a troubled debt restructuring to restructurings occurring on or after the beginning of the year in which the proposed clarified guidance is adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations.

If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2011

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

The components of the Company’s deferred tax asset as of September 30, 2011 are as follows:

September 30, 2011
Net operating loss carry forward	$72,697
Times Tax at Statutory rate	35%

Deferred Tax Asset	25,444
Valuation allowance	(25,444)

Net deferred tax asset	$0

The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 6 RELATED PARTY TRANSACTIONS

On September 1, 2008, the company entered into a loan agreement with Ms. Judy Adelstein, its sole officer and director. Under the terms and conditions of the loan agreement, the Company will be advanced cash and cash equivalents as required to pay operating expenses. As of September 30, 2011 and 2010 the Company has been advanced $2,198 and $1,978, respectively. Total borrowings of $13,650 and accrued interest of $350 were settled for 70,000 shares of common stock at $.20 per share for the year ending September 30, 2011. The remaining loan shall accrue interest at 3.60% and be due in 36 months as a balloon payment for both interest and principal as of October 1, 2011.

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

NOTE 7 PURCHASE AGREEMENT FOR INTELLECTUAL PROPERTY.

On September 5, 2008, the company entered into a purchase agreement to acquire the intellectual property of BUYRITECLUBCORP.com including the web domain name (www.buyriteclub.com) from a related party including the developed concept and web design. The purchase price was for $9,000 payable with the issuance of the Company’s common share at $0.001 per share and closed on September 15, 2008.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD AUGUST 31, 2008 THROUGH SEPTEMBER 30, 2011

NOTE 8 WEBSITE DEVELOPMENT COSTS

The Company has capitalized costs in acquiring their website which consisted of the following at September 30, 2011:

September 30, 2011
Web site costs	$9,000
Accumulated Amortization	(9,000)

Web site costs, Net	$0

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

On June 22, 2010, the company amended its articles of incorporation and bylaws to increase the authorized common stock to 500,000,000 common shares with a par value of $.0001 per share and to provide for 10,000,000 shares of “blank check” preferred stock, each with a par value of $0.001 per share.

On June 30, 2011, the company issued a total of 50,000 shares of common stock for $10,000 ($0.20 per common share) to our sole officer and director, Judy Adelstein for payment of debt.

On September 30, 2011, the company issued a total of 20,000 shares of common stock for $4,000 ($0.20 per common share) to our sole officer and director, Judy Adelstein for payment of debt.

NOTE 10 SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued.