Form 10-Q
period 2011-12-31
Buyrite Club Corp.
filed 2012-02-14
CIK 1449001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 10, 2012
Common Stock, $0.0001	737,500 shares
Preferred Stock, $0.001	0

BUYRITE CLUB CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at December 31, 2011 (unaudited) and September 30, 2011 (audited)	3

Condensed Statements of Operations for the three months ended December 31, 2011 and 2010 and the cumulative period from August 31, 2008 (inception) through December 31, 2011	4

Condensed Statements of Cash Flows for the three months ended December 31, 2011 and 2010 and the cumulative period from August 31, 2008 (inception) through December 31, 2011	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T. Controls and Procedures	13

Part II Other Information	14

Item 1. Legal Proceeding.	14

Item 1A. Risk Factors.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 4. (Removed and Reserved).	14

Item 5. Other Information.	14

Item 6. Exhibits.	14

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	December 31, 2011	September 30, 2011
CURRENT ASSETS:
Cash and equivalents	$1	$1
Total Current Assets	1	1

OTHER ASSETS:
Intellectual assets, net	—	—

Total Assets	$1	$1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued expenses	4,000	7,500
Accrued interest payable	—	—
Loans from related parties	198	2,198
Total Liabilities	4,198	9,698

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued at December 31, 2011 and September 30, 2011.	$—	$—
Common stock , par value $.001; 500,000,000 shares authorized; 737,500 and 695,000 shares issued as of December 31, 2011 and September 30, 2011, respectively.	$74	$70
Additional paid in capital	71,426	62,930
Deficit accumulated during the development stage	(75,697)	(72,697)
Total Stockholders’ Equity (Deficit)	(4,197)	(9,697)

Total Liabilities and Stockholders’ Equity (Deficit)	$1	$1

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period August 31, 2008 (inception) through December 31, 2011

(Unaudited)

			Cumulative from
			August 31, 2008
	For the three	For the three	(inception)
	months ended	months ended	through
	December 31, 2011	December 31, 2010	December 31, 2011

Net Sales	$—	$—	$—

Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating Expenses:
Legal and Accounting	1,500	1,500	44,288
Consulting	—	—	7,486
General and Administrative	1,500	1,500	14,400
Amortization	—	750	9,000

Total Operating Expenses	3,000	3,750	75,174

Operating Loss	(3,000)	(3,750)	(75,174)

Other Income / (Expenses):
Interest expense	—	(46)	(523)
Total Other Income / (Expenses)	—	(46)	(523)

Net (loss) before Income Taxes	(3,000)	(3,796)	(75,697)

Provision for Income Taxes	—	—	—

Net (loss)	$(3,000)	$(3,796)	$(75,697)

Basic and diluted net loss per common share	$(0.004)	$(0.006)

Weighted average number of common shares outstanding	716,250	625,000

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period August 31, 2008 (inception) through December 31, 2011

	For the three months ended December 31, 2011	For the three months ended December 31, 2010	Cumulative from August 31, 2008 (Inception) through December 31, 2011

OPERATING ACTIVITIES:
Net loss	$(3,000)	$(3,796)	$(75,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	—	750	9,000
Issuance of common stock for services	—	—	20,400
Issuance of common stock for interest	—	—	173
Issuance of common stock - shareholder payable	8,500	—	22,500
Changes in operating assets and liabilities:
Increase/(Decrease) in accrued expenses	(3,500)	(3,370)	4,000

Net cash used in operating activities	2,000	(6,416)	(19,624)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	—	11,200
Increase in accrued interest payable	—	46	—
Proceeds from loans payable-related parties	—	6,370	10,425
Repayment of loans-related parties	(2,000)	—	(2,000)

Net cash provided by (used in) financing activities	(2,000)	6,416	19,625

NET INCREASE IN CASH	—	—	1

CASH BEGINNING BALANCE	1	1	—

CASH ENDING BALANCE	$1	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for subscription agreement	$—	$—	$—

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BuyRite Club Corp. (“Company”) is in the initial development stage commencing development operations in September, 2008 and has incurred losses since inception through December 31, 2011 totaling ($75,697).  The Company is a development stage company incorporated in the State of Florida on August 31, 2008, to acquire, develop and market a website (“www.buyriteclub.com”) and sell memberships to individuals to join into a membership club whereby savings through merchant purchases. The members will earn their savings by purchasing products through the independent merchants whereby accumulating those savings through membership points.

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period August 31, 2008 (inception) through September 30, 2011 were filed on December 20, 2011 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2011 and for the period August 31, 2008 (inception) through December 31, 2011 are not necessarily indicative of the results that may be expected for the year ended September 30, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC Topic 914.  Among the disclosures required by ASC 914 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception.

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

Intellectual Property

On September 5, 2008, the company entered into a purchase agreement to acquire the intellectual property of BuyRite Club Corp. including the web domain name (www.buyriteclub.com) from a related party including the developed concept and web design. The purchase price was for $9,000 payable with the issuance of the Company’s common share at $0.001 per share and closed on September 14, 2008.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC Topic 830, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented.  Related translation adjustments are reported as a separate component of stockholder’s equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through December 31, 2011 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (August 31, 2008) through December 31, 2011 of ($75,697).The Company will be dependent upon the raising of additional capital through placement of our common stock and borrowings from related parties in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

The Company has funded its initial operations, from inception to December 31, 2011, by issuing common shares and receiving advances from related parties.  As of December 31, 2011, the Company had issued 737,500 common shares for a total consideration of $71,500. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company’s sole officer and director has committed to continued to advance certain operating costs of the Company, but there are no assurances that this commitment will continue and for how much and length of term.

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

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.001 per share. At December 31, 2011, the Company had 737,500 common shares outstanding.

Preferred shares have been authorized of 10,000,000 shares having none issued or outstanding at December 31, 2011.

As of December 31, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

The components of the Company’s deferred tax asset as of December 31, 2011 are as follows:

December 31, 2011
Net operating loss carry forward	$75,697
Times Tax at Statutory rate	35%

Deferred Tax Asset	26,494
Valuation allowance	(26,494)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2028 and 2031.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the period from August 31, 2008 (inception) through December 31, 2011, officers, directors and shareholders have advanced funds from time to time to the Company.  At December 31, 2011, these advances were $198 and were booked as a loan from related party. The loan shall accrue interest at 3.6% and once the loan balance averages $2,500 for a ninety (90) day period and is due on demand having a ninety (90)day written notice.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed on December 20, 2011 with the Securities and Exchange Commission and are hereby referenced.

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

Overview

BUYRITE CLUB CORP. (“BUYRITE”) is a development stage company, incorporated in the State of Florida on August 31, 2008, to acquire, develop and market a website (“www.buyriteclub.com”) and sell memberships to individuals to join into a membership club whereby savings through merchant purchases can be earned. The members earn their savings by purchasing products through the independent merchants and gift cards whereby accumulating those savings through membership points.

The initial advantage to members joining the club is the savings incurred by each member while they shop on the internet once the company engages merchants and gift cards. In other words, as the members earn savings through normal purchases on the internet with independent merchants and gift cards. The internet should provide the lowest cost marketing arena with the broadest audience for these types of product sales.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $19,624 from inception from August 31, 2008 to December 31, 2011 and has an accumulated deficit of $75,697.

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

As our revenues commence, we plan to continue to invest in marketing and sales by increasing the number of direct sales consultants and management personnel, expand our selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars. We expect that in the future, marketing and sales expenses will increase in absolute dollars commencing in the fourth quarter of 2012. We do not expect our revenues to increase significantly until 2013.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, vice president and chief financial officer have foregone full salary payments during the initial stages of the business, during 2011, we anticipate compensation to commence in late 2012 as revenues are generated. In addition, we believe in the 2013 fiscal year that the compensation packages required to attract the senior executives, the Company requires to execute, in accordance with its business plan, which will increase our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended December 31, 2011 and 2010

Revenues. The Company’s revenues for the three months ended December 31, 2011 and 2010 were $0. From inception (August 31, 2008) through December 31, 2011, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended December 31, 2011 were $1,500 as compared to $1,500 for the three months ended December 31, 2010.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2011 were $1,500 compared to $1,500 for the three months ended December 31, 2010.   These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

Net Loss. Net loss for the three months ended December 31, 2011 was $3,000 as compared to $3,750 for the three months ended December 31, 2010.  The decrease of $750 at December 31, 2011 was a direct result of amortization of intellectual properties for the period 2010. This loss is consistent with the expected quarterly loss required including keeping the company’s filings current with the Securities and Exchange Commission.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of funding to meet its need for cash. Since its inception (August 31, 2008), the Company has been funded by its founders, stockholders and related parties with advances and loans and through the sale of common shares including its initial public offering.  At December 31, 2011, we had a working capital deficit of ($4,197) and an accumulated deficit of ($75,697), as compared to a working capital deficit of ($9,697) and an accumulated deficit of ($72,697) at September 30, 2011.

As of December 31, 2011 and September 30, 2011, total current assets were $1.

As of December 31, 2011, total current liabilities were $4,198 represented by $4,000 of accrued expenses and $198 of loans from related parties.  As of September 30, 2011, total current liabilities were $9,698, which consisted of $7,500 of accrued expenses and $2,198 of loans from related parties.

Cash flows from financing activities and cash generated through the company’s issuance of commons shares (including its initial public offering) represented the Company’s principal source of funding since August 31, 2008 (inception) through December 31, 2011.

Material Commitments

The company on September 14, 2008 entered into a contract with an independent contractor (BSP Rewards Inc.) to provide for the internet mall including merchants, gift cards and back office accounting. The contract provides for the provider to participate as received a participation in the member’s savings. This contract was terminated by the parties since the parent company of the contractor merged as of October 19, 2010.

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

As required by SEC Rule 13a-14(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None

Item 6.  Exhibits

(a)          Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/14d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/14d-14(a) Certification of Principal Accounting and Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Accounting and Financial Officer
101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUYRITE CLUB CORP.

DATE: February 14, 2012	By:	/s/ Judith Adelstein
Judith Adelstein
President, Principal Executive Officer