Form 10-K/A
period 2011-09-30
Buyrite Club Corp.
filed 2012-03-14
CIK 1449001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to correct and further explain Item 9A of Controls and Procedures and an administrative error in the signature blocks of the previously filed Annual Report on Form 10-K of BuyRite Club Corp (“BuyRite” or the “Company”) for the year ended September 30, 2011, filed with the Securities and Exchange Commission (“SEC”) on December 20, 2011 (the “Original Form 10-K”).

There are no changes to the Original Form 10-K other than those set forth above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, the Amendment should be read in conjunction with our filings with the SEC subsequent to the Original Form 10-K.

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

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by June 30 , 2012.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

101 *

XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K (previously submitted and incorporated by reference on original Form 10-K filed with the Securities and Exchange Commission on December 20, 2011) .

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUYRITE CLUB CORP.

Date: March 14, 2012	By: /s/ Judith Adelstein
President, Secretary/ Treasurer
Principal Executive Officer
Principal Financial and Accounting Officer and
sole member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2012	By: /s/ Judith Adelstein
Principal Executive Officer
Principal Financial and Accounting Officer
Sole Board member

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