Form 10-Q
period 2012-06-30
Buyrite Club Corp.
filed 2012-08-07
CIK 1449001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2012
Common Stock, $0.0001	737,500 shares
Preferred Stock, $0.001	0

BUYRITE CLUB CORP.

TABLE OF CONTENTS

PAGE

Part I Financial Information	3

Item 1. Financial Statements	3

Condensed Balance Sheets at June 30, 2012 (unaudited) and September 30, 2011 (audited)	3

Condensed Statements of Operations for the three and nine months ended June 30, 2012 and 2011 and the cumulative period from August 31, 2008 (inception) through June 30, 2012	4

Condensed Statements of Cash Flows for the nine months ended June 30, 2012 and 2011 and the cumulative period from August 31, 2008 (inception) through June 30, 2012	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

Part II Other Information	14

Item 1. Legal Proceeding.	14

Item 1A. Risk Factors.	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3. Defaults Upon Senior Securities.	14

Item 4. Mine Safety Disclosures.	14

Item 5. Other Information.	14

Item 6. Exhibits.	16

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

ASSETS
	Unaudited	Audited
	June 30, 2012	September 30, 2011
CURRENT ASSETS:
Cash and equivalents	$1	$1
Total Current Assets	1	1

OTHER ASSETS:
Intellectual assets, net	—	—

Total Assets	$1	$1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$—	$—
Accrued expenses	4,000	7,500
Accrued interest payable	—	—
Loans from related parties	7,448	2,198
Total Liabilities	11,448	9,698

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, par value $.001; 10,000,000 shares authorized; 0 issued at June 30, 2012 and September 30, 2011.	$—	$—
Common stock , par value $.0001; 500,000,000 shares authorized; 737,500 shares issued as of June 30, 2012 and 695,000 shares issued as of September 30, 2011.	74	70
Additional paid in capital	71,426	62,930
Deficit accumulated during the development stage	(82,947)	(72,697)
Total Stockholders’ Equity (Deficit)	(11,447)	(9,697)

Total Liabilities and Stockholders’ Equity (Deficit)	$1	$1

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

For the Period August 31, 2008 (inception) through June 30, 2012

(Unaudited)

					Cumulative from
					August 31, 2008
	For the three	For the three	For the nine	For the nine	(inception)
	months ended	months ended	months ended	months ended	through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Net Sales	$—	$—	$—	$—	$—

Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—

Operating Expenses:
Legal and Accounting	2,000	1,400	5,000	3,550	47,788
Consulting	—	—	—	—	7,486
General and Administrative	1,800	1,400	5,250	3,650	18,150
Amortization	—	—	—	3,000	9,000

Total Operating Expenses	3,800	2,800	10,250	10,200	82,424

Operating Loss	(3,800)	(2,800)	(10,250)	(10,200)	(82,424)

Other income/expenses:
Interest expense	—	(100)	—	(231)	(523)
Total Other Income/ (Expenses)	—	(100)	—	(231)	(523)

Net (loss) before Income Taxes	(3,800)	(2,900)	(10,250)	(10,431)	(82,947)

Provision for Income Taxes	—	—		—	—

Net (loss)	$(3,800)	$(2,900)	$(10,250)	$(10,431)	$(82,947)

Basic and diluted net loss per common share	$(0.005)	$(0.005)	$(0.014)	$(0.017)

Weighted average number of common shares outstanding	737,500	602,000	730,365	625,183

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period August 31, 2008 (inception) through June 30, 2012

	For the nine months ended June 30, 2012	For the nine months ended June 30, 2011	Cumulative from August 31, 2008 (Inception) through June 30, 2012

OPERATING ACTIVITIES:
Net loss	$(10,250)	$(10,431)	$(82,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in amortization	—	3,000	9,000
Issuance of common stock for services	—	—	20,400
Issuance of common stock for interest	—	—	173
Issuance of common stock - shareholder payable	8,500	10,000	22,500
Changes in operating assets and liabilities:
Increase/(Decrease) in accrued expenses	(3,500)	(3,469)	4,000

Net cash used in operating activities	(5,250)	(900)	(26,874)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	—	11,200
Increase in accrued interest payable	—	—	—
Proceeds from loans payable - related parties	5,250	900	17,675
Repayment of loans payable - related parties	—	—	(2,000)

Net cash provided by (used in) financing activities	5,250	900	26,875

NET INCREASE IN CASH	—	—	1

CASH BEGINNING BALANCE	1	1	—

CASH ENDING BALANCE	$1	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

NON-CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for Notes Payable	$—	$—	$22,500

The accompanying notes are an integral part of these statements.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BuyRite Club Corp. (“Company”) is in the initial development stage commencing development operations in September, 2008 and has incurred losses since inception through June 30, 2012 totaling ($82,947).  The Company is a development stage company incorporated in the State of Florida on August 31, 2008, to acquire, develop and market a website (“www.buyriteclub.com”) and sell memberships to individuals to join into a membership club whereby savings through merchant purchases. The members will earn their savings by purchasing products through the independent merchants whereby accumulating those savings through membership points.

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period August 31, 2008 (inception) through September 30, 2011 were filed on December 20, 2011 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2012 and for the period August 31, 2008 (inception) through June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended September 30, 2012.

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

The Company had capitalized costs of the acquired intellectual properties consisting of $9,000 and began amortizing intellectual property costs, using the straight-line method over the estimated useful life of 3 years, once it was put in service. At June 30, 2012, the Company has fully amortized the capitalized costs.

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

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

JUNE 30, 2012

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

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through June 30, 2012 and believes that none of them, including those not yet effective, will have a material effect on the financial position or results of operations of the Company.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company has a deficit accumulated since inception (August 31, 2008) through June 30, 2012 of ($82,947). The Company will be dependent upon the raising of additional capital through placement of our common stock and borrowings from related parties in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

The Company has funded its initial operations, from inception to June 30, 2012, by issuing common shares and receiving advances from related parties.  As of June 30, 2012, the Company had issued 737,500 common shares for a total consideration of $71,500. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company’s sole officer and director has committed to continued to advance certain operating costs of the Company, but there are no assurances that this commitment will continue and for how much and length of term.

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

BUYRITE CLUB CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 500,000,000 common shares with a par value of $0.0001 per share. At June 30, 2012, the Company had 737,500 common shares outstanding.

Preferred shares have been authorized of 10,000,000 shares having none issued or outstanding at June 30, 2012.

As of June 30, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

The components of the Company’s deferred tax asset as of June 30, 2012 are as follows:

June 30, 2012
Net operating loss carry forward	$82,947
Times Tax at Statutory rate	35%

Deferred Tax Asset	29,031
Valuation allowance	(29,031)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2028 and 2031.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the period from August 31, 2008 (inception) through June 30, 2012, officers, directors and shareholders have advanced funds from time to time to the Company.  At June 30, 2012, these advances were $7,448 and were classified for financial presentation as a loan from related party. The loan (having a minimum balance of $10,000) shall accrue interest at 3.6% and once the loan balance averages $2,500 for a ninety (90) day period and is due on demand having a ninety (90) day written notice.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no revenues, has used cash flows in operations of $26,874 from inception from August 31, 2008 to June 30, 2012 and has an accumulated deficit of $82,947.

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

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current president, vice president and chief financial officer have foregone full salary payments during the initial stages of the business, during 2011, we anticipate compensation to commence in late 2012 as revenues are generated. In addition, we believe in the 2013 fiscal year that the compensation packages required to attract the senior executives will increase our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Three Months Ended June 30, 2012 and 2011

Revenues. The Company’s revenues for the three months ended June 30, 2012 and 2011 were $0. From inception (August 31, 2008) through June 30, 2012, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the three months ended June 30, 2012 were $2.000 as compared to $1,400 for the three months ended June 30, 2011.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2012 were $1,800 compared to $1,400 for the three months ended June 30, 2011.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

Net Loss. Net loss for the three months ended June 30, 2012 was $3,800 as compared to $2,900 for the three months ended June 30, 2011.   This loss is consistent with the expected quarterly loss required including keeping the company’s filings current with the Securities and Exchange Commission.

Results for the Nine Months Ended June 30, 2012 and 2011

Revenues. The Company’s revenues for the nine months ended June 30, 2012 and 2011 were $0. From inception (August 31, 2008) through June 30, 2012, the company did not generate any revenues.

Legal and Accounting Expenses. Legal and Accounting expenses for the nine months ended June 30, 2012 were $5,000 as compared to $3,550 for the nine months ended June 30, 2011.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2012 were $5,250 compared to $3,650 for the nine months ended June 30, 2011.  These expenses are the normal recurring expenses for the quarter including filings with the Securities and Exchange Commission.

Net Loss. Net loss for the nine months ended June 30, 2012 was ($10,250) as compared to ($10,431) for the nine months ended June 30, 2011.  This loss is consistent with the expected quarterly loss required including keeping the company’s filings current with the Securities and Exchange Commission.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient amounts of funding to meet its need for cash. Since its inception (August 31, 2008), the Company has been funded by its founders, stockholders and related parties with advances and loans and through the sale of common shares including its initial public offering.  At June 30, 2012, we had a working capital deficit of ($11,447) and an accumulated deficit of ($82,947), as compared to a working capital deficit of ($9,697) and an accumulated deficit of ($72,697) at September 30, 2011.

As of June 30, 2012 and September 30, 2011, total current assets were $1.

As of June 30, 2012, total current liabilities were $11,448 represented by $4,000 of accrued expenses and $7,448 of loans from related parties.  As of September 30, 2011, total current liabilities were $9,698, which consisted of $7,500 of accrued expenses and $2,198 of loans from related parties.

Cash flows from financing activities and cash generated through the company’s issuance of commons shares (including its initial public offering) represented the Company’s principal source of funding since August 31, 2008 (inception) through June 30, 2012.

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

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits

(a)          Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting and Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUYRITE CLUB CORP.

DATE: August 6, 2012	By:	/s/ Judith Adelstein
Judith Adelstein
President, Principal Executive Officer